Form 10QSB
period 1995-05-31
STAODYN INC
filed 1995-07-13
CIK 203285

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


          May 31, 1995                                       0-8350
- - ---------------------------------                 ----------------------------
      (For Quarter Ended)                           (Commission File Number)



                                 STAODYN, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its Charter)



          Delaware                                      84-0684224
- - ----------------------------                  -------------------------------
  (State of Incorporation)                   (IRS Employer Identification No.)



              1225 Florida Ave., Longmont, CO                80501
       -----------------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)



                                 (303) 772-3631
           ----------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       Yes      X          No
                           -----------        -----------



                                   6,294,067
- - -------------------------------------------------------------------------------
       (Number of shares of common stock outstanding as of July 5, 1995)

PART I.  FINANCIAL INFORMATION


                                 STAODYN, INC.
                                 BALANCE SHEET
                                  (Unaudited)

                                                             May 31
                                                              1995
                                                          ------------
ASSETS

Current Assets
 Cash and cash equivalents                                $ 1,734,084
 Accounts receivable, net                                   4,541,898
 Inventories                                                4,171,002
 Prepaid expenses and other assets                            188,988
                                                          -----------
   Total current assets                                    10,635,972

Property, Plant and Equipment, Net                          2,611,633

Other Assets
 Patents and intangibles, net                                 803,375
 Product supply agreement, net                                675,000
 Other                                                         30,746
                                                          -----------

Total Assets                                              $14,756,726
                                                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Current portion of long-term debt                        $   306,515
 Accounts payable                                             466,493
 Accrued expenses and other liabilities                       792,407
                                                          -----------
   Total current liabilities                                1,565,415

Long-Term Debt                                              1,565,343

Commitments and Contingencies

Stockholders' Equity
 Preferred stock - $0.01 par value; 1,000,000
   shares authorized; none issued                                   -
 Common stock - $0.01 par value; 10,000,000
   shares authorized; 6,289,067 shares issued                  62,891
 Additional paid-in capital                                15,062,431
 Retained earnings (deficit)                               (3,499,354)
                                                          -----------
                                                           11,625,968


Total Liabilities and Stockholders' Equity                $14,756,726
                                                          ===========

See accompanying notes.

                                 STAODYN, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                   Three Months Ended         Six Months Ended
                                 -----------------------  ------------------------
                                   May 31      May 31       May 31        May 31
                                    1995        1994         1995          1994
                                 ----------  -----------  -----------  -----------
Net Sales                        $4,728,879  $3,999,596   $9,286,384   $ 7,275,882

Cost of Sales                     1,559,194   1,433,570    3,107,883     2,629,620
                                 ----------  ----------   ----------   -----------

Gross Profit                      3,169,685   2,566,026    6,178,501     4,646,262
                                 ----------  ----------   ----------   -----------

Operating Expenses
  Selling, general and
   administrative                 2,943,970   2,816,898    5,734,222     5,622,570
  Research and development          109,410      91,630      212,409       203,281
                                 ----------  ----------   ----------   -----------
                                  3,053,380   2,908,528    5,946,631     5,825,851
                                 ----------  ----------   ----------   -----------

Income (Loss) from Operations       116,305    (342,502)     231,870    (1,179,589)

Other Income (Expense), Net           5,603     (41,322)     (29,618)      (26,841)
                                 ----------  ----------   ----------   -----------

Income (Loss) Before Income
  Taxes                             121,908    (383,824)     202,252    (1,206,430)

Income Tax Expense (Benefit)              -           -            -             -
                                 ----------  ----------   ----------   -----------

Net Income (Loss)                $  121,908  $ (383,824)  $  202,252   $(1,206,430)
                                 ==========  ==========   ==========   ===========

Income (Loss) per Common Share   $      .02   $     (.07)  $      .03   $     (.22)
                                 ==========   ==========   ==========   ==========


Weighted Average Number of
  Common Shares Outstanding       6,269,232    5,417,728    6,254,421    5,409,945
                                 ==========   ==========   ==========   ==========


See accompanying notes.

                                 STAODYN, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        Six Months Ended
                                                    ------------------------
                                                       May 31      May 31
                                                        1995        1994
                                                    -----------  -----------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                              $  421,964   $(2,093,091)
                                                    ----------   -----------

INVESTING ACTIVITIES
  Payments for purchases of property, plant
    and equipment                                     (119,543)     (124,207)
  Payment for other assets                             (28,413)       (1,401)
                                                    ----------   -----------

          Net cash used in investing
            activities                                (147,956)     (125,608)
                                                    ----------   -----------


FINANCING ACTIVITIES
  Proceeds from issuance of common stock                46,369        81,926
  Payments of offering costs                                 -       (20,024)
  Principal payments under capital lease
    obligations and long-term debt                    (132,467)     (173,148)
  Payment for purchase of treasury stock                     -       (54,342)
                                                    ----------   -----------

          Net cash provided by financing
            activities                                 (86,098)     (165,588)
                                                    ----------   -----------

Net increase (decrease) in cash and cash
   equivalents                                         187,910    (2,384,287)
Cash and cash equivalents at beginning of period     1,546,174     4,384,266
                                                    ----------   -----------
Cash and cash equivalents at end of period          $1,734,084   $ 1,999,979
                                                    ==========   ===========

Supplemental information:
  Interest paid                                     $  109,862   $   117,245
                                                    ==========   ===========



See accompanying notes.

                                 STAODYN, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended May 31, 1995 are not necessarily indicative of the results that may be expected for the year ended November 30, 1995. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-KSB for the year ended November 30, 1994.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES

Income taxes are provided for the difference between the book and tax basis of assets and liabilities.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share is based on the weighted average number of common shares. Options and warrants outstanding during the periods ended
May 31, 1994 are not included in the computation of weighted average shares outstanding as their inclusion would be antidilutive due to the Company's losses. Options and warrants outstanding during the periods ended May 31, 1995 are not included, as dilutive effect is below three percent. The Company has never declared or paid dividend to its shareholders.

CONCENTRATION OF CREDIT RISK

The Company's accounts receivable are due from approximately 400 active dealers and distributors primarily located in the United States and Canada, and from a larger number of individuals and insurance carriers throughout the United States. At May 31, 1995, no single customer accounted for more than 5% of total accounts receivable.

3.  INVENTORIES

Inventories include the following components:

                                                May 31
                                                 1995
                                              ----------

                  Raw Materials               $  630,933
                  Work in process                129,947
                  Finished goods               3,410,122
                                              ----------
                                              $4,171,002
                                              ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -SIX MONTHS ENDED MAY 31, 1995


RESULTS OF OPERATIONS

Net sales for the second quarter were $4,728,879, an increase of $729,283 or 19% over the comparable quarter of the prior year. For the six month period, sales increased over the comparable period of 1994 by $2,010,502 or 28% to $9,286,384. The first quarter sales in 1994 were unusually depressed. The increase in sales is primarily the result of a larger sales force and improved operating efficiencies in the retail division.

Gross profit was $3,169,685 or 67% of sales for the quarter, as compared to $2,566,026 or 64% for the three months ended May 31, 1994. For the six month period, the gross profit of $6,178,501 or 67% compares to $4,646,262 or 64%. The improvement in gross profit is primarily a result of higher manufacturing volume.

Total operating expenses were $3,053,380 for the current quarter, as compared to $2,908,528 for the comparable quarter of the prior year (an increase of 5%).
For the six month period, operating expenses were $5,946,631, an increase of $120,780 or 2% over the prior year amount of $5,825,851. The increase in operating expenses in both periods presented is related primarily to increased sales expenses, primarily commissions and headcount in the retail division. These increases were offset by reduced commissions paid in the wholesale division, as relationships with a number of wholesale sales representatives were terminated in the first quarter of the year.

Other income (expense) was $5,603 for the second quarter of 1995, as compared to $(41,322) for the second quarter of 1994. For the six month period, other income (expense) was $(29,618) in 1995 and $(26,841) in 1994. Other income (expense) consists primarily of interest expense and interest income earned on excess cash.

Net income for the second quarter ended May 31, 1995 was $121,908 or $.02 per share, as compared to $(383,824) or $(.07) per share for the comparable period in 1994. For the six month period, net income was $202,252 or $.03 per share in 1995, compared to $(1,206,430) or $(.22) per share in 1994. The increase in the weighted average number of shares is due primarily to approximately 750,000 shares issued in November 1994.

LIQUIDITY AND CAPITAL RESOURCES

The Company provided $421,964 of cash from operations in the six months ended May 31, 1995. Working capital at May 31, 1995 was $9,070,557 or 6.8:1, as compared to $8,546,364 or 5.7:1 at November 30, 1994. The Company anticipates that current liquidity will be sufficient to fund its cash requirements. Should additional cash be required, management believes that funds would be available from the collateralization of accounts receivable and inventory for a credit facility.

INFLATION AND CHANGING PRICES

Inflation has a negligible effect on the Company's operations. Governmental and other efforts to reduce healthcare spending have and may continue to affect the Company's revenues. Management anticipates continued price sensitivity in the medical marketplace.

PART II  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Staodyn, Inc. was held on May 25, 1995. At this meeting, Dr. Alan C. Stormo was elected as a director. Other directors continuing in office are W. Bayne Gibson, Frederick H. Ayers, Margaret S. Hansson and Gerald D. Van Eeckhout.

Matters voted on at the meeting and the voting tabulations are as follows:

                                                VOTING TABULATIONS

Description of Matter                    For     Against  Withheld  Abstained
- - ---------------------                    ---     -------  --------  ---------
Election of Dr. Alan C. Stormo
  for Director                        5,454,483        -    71,367          -

Approval of Amendment to Increase
  Shares Available for Purchase
  Under the 1992 Stock Option Plan
  from 204,000 to 400,000             5,205,933  205,339         -     49,848

Approval of Price Waterhouse LLP
  as Independent Auditors for the
  Year Ending November 30, 1995       5,247,109  250,613         -     28,398


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None

(b)  Reports

     The Company filed a Form 8-K on April 13, 1995 covering the resignation of James A. Brooks, Vice President - Sales and Marketing.



                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 STAODYN, INC.
                                 (REGISTRANT)



Date:      July  13, 1995        /s/ Michael J. Newman
       ----------------------    --------------------------------------------
                                 Vice President - Finance and Administration