Form 10QSB
period 1995-08-31
STAODYN INC
filed 1995-10-13
CIK 203285

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       August 31, 1995                                   0-8350
--------------------------------              ----------------------------
     (For Quarter Ended)                        (Commission File Number)



                                 STAODYN, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its Charter)



          Delaware                                      84-0684224
----------------------------                  -------------------------------
  (State of Incorporation)                   (IRS Employer Identification No.)



              1225 Florida Ave., Longmont, CO                80501
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



                                   6,324,536
--------------------------------------------------------------------------------
     (Number of shares of common stock outstanding as of October 9, 1995)

PART I.  FINANCIAL INFORMATION


                                 STAODYN, INC.
                                 BALANCE SHEET
                                  (Unaudited)

                                                  August 31
                                                     1995
                                                 ------------

ASSETS

Current Assets
 Cash and cash equivalents                       $ 2,314,626
 Accounts receivable, net                          4,407,725
 Inventories                                       3,950,321
 Prepaid expenses and other assets                   163,471
                                                 -----------
   Total current assets                           10,836,143

Property, Plant and Equipment, Net                 2,442,113

Other Assets
 Patents and intangibles, net                        776,657
 Product supply agreement, net                       652,500
 Other                                                25,703
                                                 -----------

Total Assets                                     $14,733,116
                                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Current portion of long-term debt               $   276,908
 Accounts payable                                    584,674
 Accrued expenses and other liabilities              710,046
                                                 -----------
   Total current liabilities                       1,571,628

Long-Term Debt                                     1,513,340

Commitments and Contingencies

Stockholders' Equity
 Preferred stock - $0.01 par value; 1,000,000
   shares authorized; none issued                          -
 Common stock - $0.01 par value; 10,000,000
   shares authorized; 6,324,536 shares issued         63,245
 Additional paid-in capital                       15,105,103
 Retained earnings (deficit)                      (3,520,200)
                                                 -----------
                                                  11,648,148


Total Liabilities and Stockholders' Equity       $14,733,116
                                                 ===========

See accompanying notes.

                                 STAODYN, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                    Three Months Ended           Nine Months Ended
                                 ------------------------    --------------------------
                                  August 31    August 31      August 31     August 31
                                    1995         1994            1995          1994
                                 -----------  -----------    ------------  ------------
Net Sales                        $4,432,759   $4,576,938     $13,719,143    $11,852,820
Cost of Sales                     1,668,277    1,568,717       4,797,069      4,300,164
                                 ----------   ----------     -----------    -----------

Gross Profit                      2,764,482    3,008,221       8,922,074      7,552,656
                                 ----------   ----------     -----------    -----------

Operating Expenses
 Selling, general and
   administrative                 2,645,552    2,903,226       8,358,865      8,423,969
 Research and development           114,742      106,937         327,151        310,218
                                 ----------   ----------     -----------    -----------
                                  2,760,294    3,010,163       8,686,016      8,734,187
                                 ----------   ----------     -----------    -----------

Income (Loss) from Operations         4,188       (1,942)        236,058     (1,181,531)

Other Income (Expense), Net         (25,034)     (20,679)        (54,652)       (47,520)
                                 ----------   ----------     -----------    -----------

Income (Loss) Before
 Income Taxes                       (20,846)     (22,621)        181,406     (1,229,051)

Income Tax Expense (Benefit)              -            -               -              -
                                 ----------   ----------     -----------    -----------

Net Income (Loss)                $  (20,846)  $  (22,621)    $   181,406    $(1,229,051)
                                 ==========   ==========     ===========    ===========

Income (Loss) Per Common Share   $        -   $        -     $       .03    $      (.23)
                                 ==========   ==========     ===========    ===========

Weighted Average Number of
 Common Shares Outstanding        6,308,996    5,425,736       6,272,599      5,415,208
                                 ==========   ==========     ===========    ===========




See accompanying notes.

                                 STAODYN, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                       Nine Months Ended
                                                   -------------------------
                                                    August 31     August 31
                                                       1995         1994
                                                   -----------   -----------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                               $1,059,195   $(2,303,602)
                                                    ----------   -----------

INVESTING ACTIVITIES
 Payments for purchases of property, plant
   and equipment                                      (118,864)     (409,562)
 Payment for other assets                              (36,070)       (1,401)
                                                    ----------   -----------

          Net cash used in investing
            activities                                (154,934)     (410,963)
                                                    ----------   -----------


FINANCING ACTIVITIES
 Proceeds from issuance of common stock                 78,268       309,825
 Payments of offering costs                                  -       (20,024)
 Principal payments under capital lease
   obligations and long-term debt                     (214,077)     (261,288)
 Payment for purchase of treasury stock                      -      (244,358)
                                                    ----------   -----------

          Net cash used in financing
            activities                                (135,809)     (215,845)
                                                    ----------   -----------

Net increase (decrease) in cash and
 cash equivalents                                      768,452    (2,930,410)
Cash and cash equivalents at beginning of period     1,546,174     4,384,266
                                                    ----------   -----------
Cash and cash equivalents at end of period          $2,314,626   $ 1,453,856
                                                    ==========   ===========

Supplemental information:
 Interest paid                                      $  164,725   $   172,572
                                                    ==========   ===========



See accompanying notes.

                                 STAODYN, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended August 31, 1995 are not necessarily indicative of the results that may be expected for the year ended November 30, 1995. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-KSB for the year ended November 30, 1994.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation format.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES

Income taxes are provided for the difference between the book and tax basis of assets and liabilities.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share is based on the weighted average number of common shares. Options and warrants outstanding during the period ended August 31, 1994 are not included in the computation of weighted average shares outstanding as their inclusion would be antidilutive due to the Company's losses. Options and warrants outstanding during the period ended August 31, 1995 are not included, as the dilutive effect is below three percent. The Company has never declared or paid a dividend to its shareholders.

CONCENTRATION OF CREDIT RISK

The Company's accounts receivable are due from approximately 400 active dealers and distributors primarily located in the United States and Canada, and from a larger number of individuals and insurance carriers throughout the United States. At August 31, 1995, no single customer accounted for more than 5% of total accounts receivable.

                                 STAODYN, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (Continued)



3.  INVENTORIES

Inventories include the following components:

                                        August 31
                                           1995
                                        ----------
                     Raw Materials      $  719,930
                     Work in process        43,507
                     Finished goods      3,186,884
                                        ----------
                                        $3,950,321
                                        ==========


4.  INCOME TAXES

Effective December 1, 1993, the Company changed the method used for accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes." Under the provisions of FASB Statement No. 109, a deferred tax liability or asset (net of a valuation allowance) is provided in the financial statements by applying the provisions of applicable tax laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in current or preceding years.

Prior year's financial statements have not been restated to reflect this change. There was no cumulative effect of adopting FASB Statement No. 109 as of December 1, 1993, due primarily to the fact that the Company has significant net operating loss carryforwards. For financial reporting purposes, the Company has established a valuation allowance of $1,695,000 at the date of implementation to offset the deferred tax assets related primarily to the carryforwards.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- NINE MONTHS ENDED AUGUST 31, 1995


RESULTS OF OPERATIONS

Net sales for the third quarter were $4,432,759, down $144,179 or 3% from the comparable quarter of the prior year, and down $296,120 or 6% from the second quarter of 1995. These decreases are due to seasonal slowdowns in sales, as the summer months typically show a drop in the level of patients visiting their physical therapy clinics. The third quarter of the prior fiscal year reflected some sales which normally would have occurred in the second quarter but which were not realized until the third quarter. For the nine-month period ended August 31, 1995, sales were $13,719,143, an increase of $1,866,323 or 16% over the comparable period in the prior year. This increase is all in the retail division and is due to a larger sales force and internal operations improvements.

Gross profit was $2,764,482, or 62%, as compared to $3,008,221 or 66% for the same quarter in the prior year. For the nine-month period, gross profit was $8,922,074 or 65%, as compared to $7,552,656, or 64%. Fluctuations in the profit margin are due primarily to changes in the sales mix between manufactured and non-manufactured products.

Total operating expenses were $2,760,294 for the current quarter, as compared to $3,010,163 for the comparable quarter of the prior year. The decrease of $249,869, or 8%, is due primarily to reduced commissions on lower sales, increased non-commissionable sales, and lower headcount in the retail inside sales operations. For the nine-month period, operating expenses were $8,686,016, down $48,171 from the comparable period in the prior year. For the six months through May 31, 1995, selling expenses were higher on the higher sales.

Other income (expense) consists primarily of interest income and expense, and are comparable between periods.

The net loss for the third quarter was $(20,846), or less than $(.01) per share, as compared to $(22,621), or less than $(.01) per share for the third quarter of the prior year. For the nine-month period, net income was $181,406, or $.03 per share, compared to a loss of $(1,229,051) or $(.23) per share in 1994. The increase in the weighted average number of shares is due primarily to approximately 750,000 shares issued in November 1994.

LIQUIDITY AND CAPITAL RESOURCES

The Company cash flow from operations was $1,059,195 in the nine months ended August 31, 1995, provided primarily from depreciation and amortization, earnings, and reductions in accounts receivable and inventory. Working capital at August 31, 1995 was $9,264,515 or 6.9:1, as compared to $8,546,364 or 5.7:1 at November 30, 1994. The Company anticipates that current liquidity will be sufficient to fund its cash requirements.

INFLATION AND CHANGING PRICES

Inflation has a negligible effect on the Company's operations. Governmental and other efforts to reduce healthcare spending have and may continue to affect the Company's revenues. Management anticipates continued price sensitivity in the medical marketplace.

PART II  OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None

(b)  Reports

     The Company filed a Form 8-K on July 13, 1995, covering the addition of Patrick F. Crane to its Board of Directors.



                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 STAODYN, INC.
                                 (REGISTRANT)



Date:     October 12, 1995       /s/Michael J. Newman
       ----------------------    --------------------------------------------
                                 Vice President - Finance and Administration