Form 10KSB
period 1995-11-30
STAODYN INC
filed 1996-02-21
CIK 203285

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                                  -----------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     [FEE REQUIRED]
     For the fiscal year ended November 30, 1995

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     [NO FEE REQUIRED]

     Commission File No. 0-8350
                         ------

                                  STAODYN, INC.
           ---------------------------------------------------------
                 (Name of small business issuer in its charter)

               Delaware                                  84-0684224
-----------------------------------------    -------------------------------
    (State or other jurisdiction of          (I.R.S. Employer Identification
     incorporation or organization)                        Number)


1225 Ken Pratt Boulevard, Longmont, CO                     80501
---------------------------------------                ------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  (303) 772-3631
                                                     --------------


Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $.01
                         ----------------------------
                               (Title of Class)

               Common Stock Purchase Warrants (Expiring 11/1/96)
               -------------------------------------------------
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                   ---       ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [X]

State issuer's revenues for its most recent fiscal year.   $18,371,001
                                                            ----------

State the aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

                       $9,913,009 as of February 7, 1996

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       Common Stock, $.01 par value                     6,344,326
       ----------------------------          -------------------------------
               Class                         Outstanding at February 7, 1996

Documents Incorporated by Reference: Portions of the definitive Proxy Statement with respect to the May 23, 1996 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

Transitional Small Business Disclosure format (check one):   Yes  X     No
                                                                 ---       ----

This Form 10-KSB consists of 39 pages.

                                    PART I

ITEM 1.  BUSINESS

GENERAL

  Staodyn, Inc. (the "Company" or "Staodyn") was incorporated in 1975. Staodyn designs, develops, manufactures, and markets noninvasive electrotherapeutic devices, supplies, and accessories for use by physicians, physical therapists, athletic trainers, and their patients. The Company's electrotherapeutic products are used in the treatment of chronic and acute pain and neuromuscular rehabilitation. The Company's pain management products treat chronic and acute pain with transcutaneous electrical nerve stimulation or "TENS" that delivers carefully controlled pulses of electricity through the skin to sensory nerves, thereby relieving pain without the side effects often associated with drugs or surgery. Staodyn's muscle rehabilitation devices use neuromuscular electrical stimulation or "NMES" to produce controlled involuntary muscle contractions to speed recovery of normal function in muscle and other soft tissue affected by disease or trauma.

  The Company operates both a retail sales division, acquired in 1992, which sells the Company's products directly to patients, third-party payors, and medical practitioners, and a wholesale division, which sells primarily to home healthcare dealers. In 1995 the retail division accounted for 76% of the Company's sales. Based on total sales, the Company believes that it now ranks second in the domestic market for TENS and NMES proceeds, estimated at about $150 million annually.

  The Company is continually seeking to broaden and diversify its products through internal development, by adding complementary products developed and/or manufactured by others, through acquisitions, and by entering into selected marketing arrangements with other manufacturers. By utilizing its expertise in electrotherapeutic products, the Company developed SPORTX(TM), introduced in June 1995, designed primarily to accelerate recovery from athletic injuries. The Company has also developed a system, known as Dermapulse(R), for the treatment of severe skin wounds such as pressure ulcers. The commercial opportunity for this product in the U.S. is subject to FDA approval. The product is currently being marketed in Canada, Germany, and to a lesser extent in other European Union countries. The Company's retail division currently sells complementary biofeedback, dynamic splint, and iontophoresis products manufactured by others .


PRODUCTS

  The Company's business is composed primarily of electrotherapeutic devices, supplies, and accessories for pain management and for rehabilitation. In addition, as part of its rehabilitation product line, the Company markets traction devices that are not electrical in nature.

TENS Devices
------------

  Although TENS is not effective for every patient or all types of pain, physicians and physical therapists have treated their patients with TENS for over twenty years and have generally accepted TENS as an effective treatment for acute and chronic pain. The acceptance of TENS, and its efficacy as a treatment modality, has led to its use in other applications where drug use may be undesirable, such as in sports medicine and certain kinds of postoperative recovery. TENS has been useful for treatment of a variety of conditions, including pain from arthritis and back injuries. The pain relief generally lasts only as long as the devices are being used. For this reason, TENS devices are often needed by patients for several months or years. Pursuant to FDA regulations, the sale of TENS devices is restricted to persons who receive a physician's prescription for their use.

  While TENS devices generally offer a safe, noninvasive alternative to drugs, there are contraindications and precautions for their use. TENS is contraindicated in patients with demand-type cardiac pacemakers, over the carotid sinus nerves, and transcerebrally. TENS devices have no curative value and may mask the sensation of pain which would otherwise warn the user that something is not right physiologically. TENS devices generally work most effectively on local (single site) peripheral original pain as opposed to systemic or central original pain. The safety of TENS for use during pregnancy and delivery has not been established. Electronic monitoring equipment, such as EKG equipment, may not operate properly when TENS is in use.

  TENS devices consist of a small, portable, battery-powered electrical pulse generator that is connected by wires to electrodes placed on or near the pain site. The electrodes are attached to the skin with an intervening layer of conductive gel. The stimulator produces low voltage pulses, delivered continuously or intermittently, in different waveforms.

  Two theories have been proposed as to the manner in which TENS alleviates pain. The "gate control theory" postulates that the electrical impulses from TENS devices block or interfere with the transmission of pain signals from the site of the injury to the brain. A second theory proposes that the electrical impulses prompt the release of endogenous opiates, or endorphins, the body's natural pain suppressing agents. The gate control theory was first postulated in 1965 by Drs. Melzack and Wall, professors at McGill University in Montreal. Their theory proposed that the stimulation of primary afferent neurons closed a hypothetical "gate" mechanism at the spinal column, thereby preventing pain impulses from reaching the brain. During the 1970s, after the discovery of opiate receptor sites in the brain stem, researchers unveiled a natural morphine-like peptide called an endorphin. Later developments established a possible relationship between electrical nerve stimulation and a release of endorphins within the body. Although it is still unclear what precise neuromechanisms are involved in electrostimulation analgesia, one conclusion has remained constant: TENS is both safe and effective for many types of pain, chronic or acute, mild or severe.

  The use of TENS for pain relief, when successful, is extremely cost effective for the third-party payor and patient. When used in a chronic pain situation, such as chronic lower back pain, TENS generally permits return to a more normal lifestyle and work, which might not be possible otherwise. In an acute pain situation (e.g., TENS used postoperatively), the cost for TENS rental should be comparable to drug cost, both of which would be nominal relative to the hospitalization and surgical costs preceding them. As a result of the ease with which drugs may be administered, TENS in an acute pain setting would normally only be used where an intolerance for drugs or risk of addiction was present. TENS selling prices tend to be in the $300-$500 range, and rentals in the $50- $100 per month range. Prices for related supplies (leads, electrodes, and gel) might average $50-$100 per patient per month. Successful treatment with a TENS device normally requires a clinician who has been trained in the use of the device and its variable parameters, such as its intensity, pulse width, rate, and mode, as well as the different types of electrodes and their placement.
Such training is not difficult for most healthcare professionals.

  The Company's pain management product line consists primarily of three different products. The Maxima(R) II, introduced in 1987, is a multi-mode unit that is easy to use. It offers normal, modulation, and burst modes. Its Automatic Power Miser significantly extends the Maxima II's battery life up to 150 hours. The microprocessor-based Maxima(R) III, introduced in mid-1990, has all of the features of the Maxima II plus strength duration modulation features. It has soft turn-on, a patented feature that provides for slow ramp up of the electrical current at turn on or after current interruption. Maxima III also allows the patient to alter pulse width without having to readjust the intensity control. The Nuwave(R) electrical stimulation system is marketed primarily for the treatment of chronic lower back pain and was introduced by the Company in November 1988. This product utilizes a patented electrical waveform that was based on research directed at improving the effectiveness of TENS for pain management. Nuwave does not have the adjustable parameters of the Maxima II and III, but is therefore simpler for patient use, and has a waveform which has been optimized for chronic lower back pain.

  A clinical trial conducted by the Pain Treatment Center of the University of Tennessee in 1990 concluded that Nuwave TENS often proves to be beneficial in patients with post-laminectomy or peripheral neuralgic pain, even if they have not responded to other TENS therapy. The study sample consisted of 98 patients suffering from chronic pain of several etiologies, who had previously tried and been unsuccessful in obtaining relief using TENS therapy. Fifty-two of the 98 patients obtained relief using a Staodyn Nuwave TENS, and in the case of those with post-laminectomy pain, the success ratio was 83%-that is, 40 of 48 patients obtained noticeable relief from pain with the Nuwave. The Company uses the results of this study to take to third-party payors on a case by case basis to differentiate this product and demonstrate the justification for higher insurance reimbursement levels. The Company's distribution strategy and marketing approach with respect to this product focuses on the physician in addition to the physical therapist markets.

  TENS devices generally are eligible for insurance reimbursement in whole or in part by Medicare, Medicaid, workers' compensation, and by most medical insurance carriers. Medicare, however, has reduced TENS reimbursement by approximately one-third over the past several years and some workers' compensation and private insurers have reduced, limited, and in a few cases, attempted to deny reimbursement. TENS devices do not provide pain relief in all cases, and the industry has been subject to some abuse by medical practitioners prescribing and billing for TENS services not warranted, or not properly treating the patient. TENS therapy for pain relief is not as widely utilized by the medical profession as compared to drugs and is more difficult to administer. Pain relief also tends to be subjective.

NMES Devices
------------

  The use of electrical stimulation to provide passive muscle exercise and rehabilitation predates TENS. As a natural extension of its development of electrical modalities for pain management, the Company developed a line of portable neuromuscular electrical stimulators (NMES) to assist faster recovery of normal function in muscle and other soft tissue affected by disease or trauma. The Company's NMES devices work noninvasively to activate the motor nerves that control muscle function. These devices produce regulated, involuntary muscle contractions, thereby enabling the patient to begin rehabilitative exercise before such time as the patient can perform voluntary muscle contraction. Clinicians, or other licensed healthcare practitioners, normally prescribe these products in conjunction with other therapeutic techniques in orthopedic, sports, and physical medicine. The Company's NMES product line started in 1980 with the Staodyn EMS, which has been modified and improved several times to its current version, the EMS+2.

  The EMS+2 is a two-channel, two-waveform neuromuscular stimulator designed primarily for clinical use in a variety of rehabilitative programs, including muscle exercise against disuse atrophy, gait training, inhibition of spasticity, and soft tissue management. The two-channel capability enables opposing muscles to be exercised reciprocally or separate muscles to be exercised simultaneously; the second waveform option provides additional flexibility for the clinician. This is a dual channel device, which utilizes microcomputer-based circuitry, designed to be simple for the clinician to program and for the patient to continue using in a nonclinical setting.

  Medicare has approved insurance reimbursement for neuromuscular electrical stimulators for use in retarding disuse atrophy of normally innervated muscle due to prolonged immobilization. NMES is well accepted as a therapy for rehabilitation, and in general has not been subject to the downward pricing pressures or reimbursement problems encountered in the TENS market. The Company normally receives full price reimbursement on NMES devices, including the EMS+2.

  NMES devices in general, and the EMS+2 in particular, have similar contraindications to TENS devices. That is, they should not be used on patients with cardiac demand pacemakers and should not be used transcerebrally or over the carotid sinus nerves. In addition, NMES devices are contraindicated for cancer patients.

SPORTX
------

  A predecessor product to SPORTX, the Tuwave(R), was introduced in 1992. It had limited market success, and was followed in 1995 by the SPORTX, targeted specifically at sports medicine applications. SPORTX is an electrotherapeutic product that combines in one small, portable device, two different electrotherapeutic waveforms: (i) the unique pain management features of the Nuwave transcutaneous electrical nerve stimulator and (ii) the pulsed galvanic current aspect of the EMS+2 neuromuscular electrical stimulator. Pulsed galvanic stimulation utilizes direct current to reduce swelling (or edema), influence local blood circulation, reduce muscle spasm, and increase range of motion.

  Following various types of injuries or surgeries, the affected tissue or joint is subject not only to pain, but also to swelling and muscle spasm, which in turn increase the pain and restrict the use of the affected area. For example, after an injury or surgery of the knee, swelling may be severe, lasting a week or more. Physicians wish to begin physical therapy of the joint as soon as possible after injury to speed the rehabilitative process and prevent disuse atrophy of the muscles. They may use analgesic drugs to control the pain, and elevation of the extremity and ice to control the edema. Drugs have problems with side effects, including the potential for addiction, while the edema reduction measures are often not very effective.

  The Nuwave component is designed for relief of post-surgical and post-traumatic pain. The Company believes it may reduce or eliminate the need for analgesic drugs. Pulsed galvanic stimulation is effective at reducing edema and muscle spasm, and influencing local blood flow. This effect also contributes to pain reduction and may promote rapid return to function by increasing range of motion and preventing disuse atrophy. The Company believes this product is suited to certain medical uses, especially by sports medicine specialists and orthopedic surgeons, as well as in physical therapy, where treatment of post-surgical and post-traumatic injuries are common. The product is currently used by approximately 40 professional sports teams.

Traction Devices
----------------

  As part of its rehabilitation focus and as an adjunct to its NMES products, the Company introduced the Action Traction(R) in 1985, a mechanical traction product designed to treat a variety of back ailments, including chronic low back pain, strained ligaments, muscle spasm, and similar symptoms. In 1989, a similar traction product, the Cervitrak(R), was introduced to treat chronic neck pain symptoms. The Company distributes these products, which are manufactured by others.

Accessories and Supplies
------------------------

  Both the pain management and rehabilitation electrotherapeutic products require accessories and supplies, including electrodes, electrode attachment systems, conductive media, skin care products, and batteries. Patients purchase these accessories and supplies on a recurring basis. For fiscal 1995 and 1994, respectively, sales of accessories and supplies accounted for approximately 39% and 36% of total sales. Although the Company manufactures some of the electrodes it sells, the majority of its electrodes are purchased by the Company from outside suppliers. The Company has expanded its manufacturing for electrodes, and currently manufactures all of the active sterile dressings used in the Company's Dermapulse wound management system. The Company believes that this capability will find additional profitable applications for sterile treatment electrodes.

SALES AND MARKETING

  The Company distributes its products through the retail division of Staodyn and on a wholesale basis to independent home healthcare dealers via telemarketing and through independent manufacturers' representatives. The Company supports its sales efforts with a full line of quality pain management and rehabilitation products, supported by promotional aids, educational literature, and training programs. The Company utilizes several methods to promote its products and services, including advertising in trade publications, product-oriented literature, and clinical applications literature. In addition, the Company exhibits its products at national and regional trade shows and provides clinical and technical instruction at Company-sponsored seminars .

  Most of the Company's foreign sales are in Canada and those accounted for less than 5% of total sales in 1995 and 1994.

  The Company fills all orders for its products promptly as received, and generally maintains sufficient finished product inventory in most product lines to fill anticipated orders. The Company carries significant inventory both in-stock and at retail clinics to meet rapid delivery requirements. The Company seldom has a backlog of orders.

Retail
------

  The retail division presently sells TENS, NMES, other durable medical equipment, and related supplies to the physical therapy and rehabilitation clinic markets throughout the United States. The retail field sales force presently calls on approximately 3,000 physical therapy clinics and physician rehabilitation practices located throughout the continental United States. The Company's plans include growing the retail sales force by adding sales representatives and independent rep groups, and by acquiring dealer sales organizations. The retail division's products (devices) generally are placed in clinics on a consignment basis, and subsequently used, rented and/or sold to patients as needed with the appropriate physician prescription and supervision.

  The retail division's internal operations are focused on supporting the field sales activity through (1) a full-service distribution capability, providing next day service of products and supplies to clinics and patients; (2) a trained staff who work with physicians, rehabilitation clinics, insurance carriers, and adjusters to provide billing, collection, and reimbursement services for clinics and their patients; and (3) a telemarketing sales staff utilizing proprietary computer software to follow-up with patients to ensure that their product, supplies, and paperwork needs are met, as well as assisting them in the purchase process.

Wholesale
---------

  The Company's products are also sold "wholesale" via telemarketing and in limited geographic areas by independent manufacturers' representatives, most of whom sell the Company's products and other noncompeting medical products to approximately 600 active home healthcare dealers. Independent representatives have exclusive geographic territories and are paid commissions for all sales within their territories. Sales commissions to independent sales representatives for the years ended November 30, 1995 and 1994 totaled about 8% and 11% of wholesale sales, respectively. The home healthcare dealers, also known as durable medical equipment (DME) dealers, sell or rent the products to individual users, who are referred by a physician, physical therapist, or other medical professional. To support its wholesale distribution network, the Company has employees dedicated to providing customer support, product management, field sales and account management, clinical support, and training and education.

MANUFACTURING AND QUALITY ASSURANCE

  The Company manufactures its electrotherapeutic products at its facilities in Longmont, Colorado. The Company's manufacturing capabilities include a broad variety of operations required in the development and production of its electronic devices and accessory items, including manual and automated electronic assembly equipment, automatic surface mounted device equipment, electrode fabrication equipment, and design and fabrication of automated test equipment. The Company purchases discrete electronic components, printed circuit boards, batteries, cases and other packaging materials, lead wire and electrode materials, and other standard items from outside suppliers. Most purchased items are tested by the Company before assembly into finished products.

  In 1994, the Company developed and brought on line new electrode manufacturing equipment. This equipment has the capacity to manufacture the treatment electrodes used in wound healing and would permit the Company to expand its in-house manufacturing capability for other electrodes used with its pain management and NMES devices. The adaptation of this equipment to either wound healing electrodes or electrodes for use with the Company's TENS or NMES products will depend upon management's analysis of the market opportunity for Dermapulse domestically and internationally.

  The Company believes that product quality and reliability are of critical importance in medical equipment and takes extensive measures to assure that all of its products meet the highest standards. The extensive use of surface mount technology in each of its products contributes to their quality, reliability, and low energy consumption characteristics. Each product is tested at several subassembly stages during the assembly process. In addition, all of the Company's electronic devices are "burned in" for a minimum of 16 hours prior to final testing. A final review of each step of the assembly process is conducted by the quality organization before the devices are released for shipment.

RAW MATERIALS

  The Company's electronic devices involve electromechanical-mechanical assemblies and proprietary electronic circuitry. Most of the raw materials and manufactured components used in the Company's products are available from a number of different suppliers. The Company maintains multiple sources of supply for most significant items and believes that alternative sources could be developed, if required, for present single supply sources without a material disruption of its operations.

RESEARCH AND DEVELOPMENT AND NEW PRODUCTS

  The Company conducts research and development in present and proposed areas of its business, including the development of new products and product applications, and the improvement and redesign of its existing products. Existing devices and accessories are updated and redesigned to improve their features, performance, reliability, and convenience.

  Research and development expenditures have been reduced over the past several years as part of cost-containment efforts, and due to completion of the Premarket Approval (PMA) submission in December 1990 for Dermapulse. Additional investment in research and development related to domestic regulatory approval for the wound healing technology may occur in the future dependent upon the Company's assessment of the regulatory climate and the market potential. The Company also pursues additional new product opportunities in its core business that require research and development expenditures. In 1995, the Company received FDA 510(k) approval for the Varapulse-2, a product that will be marketed in medical applications where an increase in blood flow would be beneficial.

Wound Care
----------

  Dermapulse is a portable, microcomputer-based, pulsed galvanic stimulator.
The technology embodied in this device is the subject of two U.S. patents which have been issued to date. The disposable, single-use treatment electrode is the subject of patent filings in the United States, Canada, England, Germany, Italy, and three other European countries. In 1994, the Company formed a legal subsidiary in the Netherlands, Staodyn B.V., to facilitate the marketing of Dermapulse in the European Union.

  Since 1985, when the Company first became aware of the potential use of its electrical stimulation technology to promote the healing of wounds, it has pursued the development and approval of proprietary wound healing technology.
In addition to engineering the device and a new single-use, sterile, disposable electrode, it has conducted animal and human studies to support a PMA application to the FDA. The PMA was submitted in December 1990 and was subject to amendments in 1991 and 1992. The Company and medical experts met with FDA in August 1994. In a subsequent letter, the FDA reiterated their position that the data previously provided by the Company was not sufficient for them to approve the Company's PMA and a new clinical study was required. As a result of this, the Company withdrew its PMA in November 1994. To date, no active treatment device or therapy for wound healing has been approved by the FDA, although several companies have devices approved for other applications which are marketed "off-label" for wound care. In December 1994, the U.S. Agency for Healthcare Policy and Research issued guidelines for the treatment of pressure ulcers, which recommended "that a course of electrical stimulation be considered for Stage III and IV pressure ulcers that do not respond to conventional therapy." Total fixed assets related directly to the Dermapulse system at November 30, 1995 were approximately $375,000, net of accumulated depreciation.

  The Company has conducted two human clinical trials to demonstrate the effectiveness and safety of the Dermapulse system in the treatment of pressure ulcers (also known as decubitus ulcers or bedsores). In management's opinion, each of the two clinical studies included in the Dermapulse PMA demonstrated significant improvement in the healing rate of serious pressure ulcers, when used as an adjunct to standard care. These studies were carried out at a variety of institutions, including university medical centers, a Veterans Administration hospital, a hospital's specialized pressure ulcer treatment unit, and nursing homes.

  The Company has obtained the U.S. and foreign government approvals necessary to market Dermapulse in Canada and the European Union. The product is currently being marketed in Canada, Germany, and the Netherlands. Additional European Union distribution is anticipated in 1996. However, Dermapulse revenue for fiscal 1996 is not anticipated to have a material effect on the Company's results.

COMPETITION

  Numerous other companies currently manufacture and distribute TENS and NMES devices and related accessories that compete with the Company's products. Some of these competitors have substantially greater capital resources, marketing and distribution capabilities, research and development staffs, and experience in obtaining regulatory approvals than the Company. The largest such direct competitor is Empi, which is about four times the size of the Company, with an estimated 50% market share. In terms of product offerings and marketing and distribution presence, Empi is by far the dominant competitor of the Company in the Company's markets. Other significant competitors are Rehabilicare (formerly Medical Devices), which is about half the size of the Company with a comparable product line, and the Physical Medicine Division of Maxxim Medical (formerly Henley International), which incorporates Maxxim's TENS and NMES products. Maxxim has substantially greater total resources than the Company, but the Company believes that Maxxim's TENS and NMES revenues, which are not disclosed separately, are lower than those of the Company.

  The TENS market is considered to be a mature market characterized by slow or limited growth. This has been accentuated in dollar terms in recent years by reductions in reimbursement levels and the growth of managed care. The Company's pain control products, in addition to competing with the TENS products of other manufacturers, also in some instances may be deemed to compete against drugs for pain relief. The wide public acceptance and availability without a prescription of ibuprofen has served to adversely impact the growth rate of TENS for pain relief. See "Business - Third-Party Reimbursement."

  The Company is unaware of any significant competitive devices for its wound healing Dermapulse product. However, it can be expected that companies who market complex dressings (e.g., the ConvaTec subsidiary of the Bristol-Myers Squibb Co. which sells DuoDerm, 3M Company which sells Tegaderm, and Smith & Nephew PLC which sells Op-Site) may view Dermapulse as a competitor to the extent to which it may shorten treatment time or make the use of complex dressings less necessary. In addition, several companies are developing growth factors for wound healing, which may compete directly as "active" wound healing modalities. As the market for wound healing devices develops, it can be anticipated that Dermapulse will be subject to increased competition as well as pressures to reduce healthcare costs, and there can be no assurance that Dermapulse will be able to successfully establish a market position.

PATENTS AND TRADEMARKS

  The Company has maintained the practice, where possible, of obtaining patent protection on its products and processes. As of November 30, 1995, the Company had 25 United States patents and three Canadian patents issued as well as eight foreign patents pending relating to the design and output of its products. Of the patents issued, 19 relate to TENS and related products (seven of which are for Nuwave), and four relate to Dermapulse. The Company plans to make additional patent applications as appropriate. The Company also holds several registered or applied for trademarks in the United States, including "Staodyn(R)," "Staoderm(R)," "Maxima(R)," "Nuwave(R)," "Dermapulse(R)," "Action Traction(R)," "Lo-Back(R)," "Cervitrak(R)," "Contress(TM)," "Soft Start(TM)," "Tuwave(R)," and "TMD(R)."

  The Company believes that it owns, has the right to use, or has the right to license all proprietary technology necessary to manufacture and market its products under development. The Company has no knowledge that it is infringing upon any patents held by others. The Company may decide for business reasons to retain a patentable invention as a trade secret. In such event, or if patent protection is not available, the Company must rely on trade secrets, know-how, and continuing technological innovation to develop and maintain its competitive position. The Company's key employees and consultants have access to proprietary information and have signed confidentiality agreements.

GOVERNMENTAL REGULATION

  Regulation by governmental authorities in the United States and other countries is a significant factor in the production and marketing of the Company's products and in its ongoing research and development activities. The FDA's Center for Devices and Radiological Health regulates medical devices.
This regulation has become increasingly stringent and the approval process more expensive and time consuming. Whether congressionally-imposed or self-imposed regulatory reforms will occur in the future is problematical. The Company's products are subject to these regulations. The FDA's device regulations categorize devices into three regulatory classifications subject to varying degrees of regulatory control, with Class I devices being subject to the least regulatory control and Class III devices being subject to the most control. In general, Class I devices require compliance with labeling and record-keeping regulations and are subject to other general controls. Class II devices are subject to performance standards, in addition to general controls, and Class III devices, which are products that are life supporting or life sustaining, or are of substantial importance in preventing impairment of human health, require clinical testing to assure safety and effectiveness prior to marketing and distribution.

  The Company's pain management and rehabilitation devices (such as TENS, NMES, Tuwave) are Class II devices, subject to a premarket notification process pursuant to Section 510(k) of the Federal Food Drug and Cosmetic Act. This regulation requires that new products being introduced into commercial distribution for the first time, or changes in existing products that could significantly affect the safety or effectiveness of the device, be preceded by a 510(k) notification containing information which establishes that the product is substantially equivalent to an existing device that is legally marketed. Once the FDA determines that the product is substantially equivalent, the Company is granted clearance to market the product. In 1995, it took an average of 179 days for 510(k) clearance, a decrease of 17% from the previous year.

  The Company's Dermapulse wound care system is a Class III device, subject to the Premarket Approval (PMA) regulations. In order to receive marketing approval, such devices must undergo preclinical and clinical testing in compliance with the Investigational Device Exemption (IDE) regulations, which permit human testing of the device in controlled trials. If the device is a "significant risk" device, the sponsor of the research must file an IDE application and obtain approval from the FDA prior to beginning clinical trials. If it is a "non-significant risk" device (such as Dermapulse), then the sponsor need not file an IDE, but must adhere to the provisions of the regulation, such as obtaining approval for the study from an institutional review board (IRB) or committee established for this purpose, obtaining informed consent from the patients, and adhering to good study practices, especially with regard to data integrity and record keeping.

  Upon completion of required clinical studies, results are presented in a PMA application for review by the FDA. Generally, a PMA application is given an initial review by the FDA to determine if the data are sufficiently complete and of such quality to allow a determination of safety and effectiveness for the desired claims, and the FDA will ask the sponsor questions. If after the questions are answered, the PMA still does not meet FDA's criteria, it will be sent back to the sponsor as "Not Filed." If the FDA decides to "File" the application, it is then committed to take the application to an expert advisory panel with expertise relevant to the product under review. After the application is filed, the FDA undertakes additional review of the PMA and usually asks the sponsor additional questions. Once the expert advisory panel meeting is scheduled, the company presents its data to the panel, and the panel votes to recommend to FDA that it approve or not approve the PMA. The FDA has the final authority to accept or reject the panel's advice.

  FDA regulations pertain not only to human healthcare products and medical devices, but also to the processes and facilities used to manufacture such products. Among the conditions for marketing products cleared by the FDA is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the FDA's Good Manufacturing Practice (GMP) regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to ensure full technical compliance. Good Manufacturing Practice regulations require adherence to strict quality control procedures, including documentation of all aspects of the manufacturing process to demonstrate that products are made by a "controlled" process that ensures consistency and reliability of the end product. Significant changes to the manufacturing process require notification to the FDA, and all changes require documentation. The FDA has the right to conduct inspections of the manufacturing facility at any time at its discretion. The Company adheres to these regulations and has full-time quality assurance personnel. In August 1995, the FDA completed a GMP inspection of the Company's manufacturing facilities and determined that the Company is in compliance.

  The Company's products are subject to foreign regulatory approval before they may be marketed abroad. In some cases, in order to comply with foreign regulations, products have to be modified in their electronics, appearance, or labeling.

  Compliance with Federal, State, and local provisions, which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, have not had a material effect upon the capital expenditures, earnings or competitive position of the Company, nor are they expected to be significant in the future.

THIRD-PARTY REIMBURSEMENT

  Governmental and other efforts to reduce healthcare spending have affected, and will continue to affect, the Company's operating results. The cost of a significant portion of medical care in the United States is funded by government and private insurance programs, such as Medicare, Medicaid, health maintenance organizations, and private insurers, including Blue Cross/Blue Shield plans. Governmentally imposed limits on reimbursement of hospitals and other healthcare providers have significantly impacted their spending budgets. Under certain government insurance programs, a healthcare provider is reimbursed a fixed sum for services rendered in treating a patient, regardless of the actual charge for such treatment. Private third-party reimbursement plans are also developing increasingly sophisticated methods of controlling healthcare costs through redesign of benefits and exploration of more cost-effective methods of delivering healthcare. In general, these government and private cost-containment measures have caused healthcare providers to be more selective in the purchase of medical products.

  All of the Company's products are subject to reimbursement from third-party payors, including Medicare. Reimbursement levels vary among geographic regions and among payors within a particular region. Reimbursement levels are partially dependent on the Company's billing (retail) price for the product, and how the payor views the comparability of this price to the prices of competitive products. Reimbursement ranges for the Company's device products tend to be at 80-100% of retail price levels.

  Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, and there can be no assurance that adequate third-party coverage will be available. Limitations imposed by government and private insurance programs and the failure of certain third-party payors to fully or substantially reimburse healthcare providers for the use of the Company's products could have a material adverse effect on the Company.

EMPLOYEES

  On November 30, 1995, the Company employed 165 persons, 15 of whom were employed on a part-time basis, compared with a total of 168 on November 30, 1994. The Company presently has a 1983 Employee Qualified Stock Purchase Plan, a 401(k) Profit Sharing Plan, and a 1992 Stock Option Plan in effect for the benefit of its employees, which are administered by a Compensation Committee consisting of outside members of the Board of Directors. Company contributions to the 401(k) Profit Sharing Plan are partially dependent upon Company earnings, and the contribution to be made for fiscal 1995 is $22,961. No contributions were made for fiscal 1994. For additional information concerning these Plans, see Notes 5 and 7 to the Consolidated Financial Statements.

ITEM 2.  PROPERTIES

  The Company's Longmont, Colorado operations occupy a single two-story building consisting of approximately 50,000 square feet. The Company previously owned 26,000 square feet of the building. In July 1993, the Company sold the 26,000 square feet and 6.25 acres of related land in a sale and leaseback transaction to a limited liability company of which an officer of the Company is a 16% participant. The Company leases the remaining 24,000 square feet from an unrelated party. The Company has an option to purchase each leased portion at any time during a five-year period commencing July 1998. The present building sits on a site of approximately 5.9 acres, and preliminary plans exist to increase the available building area up to a maximum of 125,000 square feet as necessary. The Company has no present requirement to expand its facilities.

  The retail division's operations in Tampa, Florida occupy 9,500 square feet and are leased from Pharmacy Management Services, Inc., the former parent company of TMD, which is now a part of the Pharmacy Corporation of America (PCA) subsidiary of Beverly Enterprises, Inc. PCA has notified the Company that it does not wish to renew the Company's lease (which expires in March 1996), and the Company plans to move to comparable space in the Tampa area.

ITEM 3.  LEGAL PROCEEDINGS

  The Company is a party to ordinary and routine litigation incidental to its business, none of which is expected to have a material adverse effect on the Company's results of operation or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a stockholder vote during the last quarter of the fiscal year ended November 30, 1995.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is traded on the NASDAQ SmallCap Market under the symbol "SDYN." The following table sets forth, for the periods indicated, the range of high and low bid quotations for the Common Stock as reported by NASDAQ. These quotations represent inter-dealer prices, without retail markup, markdown or commissions and do not necessarily represent actual transactions.

  The Company has never paid a dividend and does not anticipate payment of dividends in the foreseeable future.

Fiscal year ended November 30, 1994       High     Low
                                         -------  ------
     First Quarter                        $6.25   $3.375
     Second Quarter                       $3.375  $2.375
     Third Quarter                        $2.875  $2.00
     Fourth Quarter                       $2.25   $1.25

  Fiscal year ended November 30, 1995
     First Quarter                        $1.875  $1.187
     Second Quarter                       $2.125  $1.187
     Third Quarter                        $2.875  $1.687
     Fourth Quarter                       $2.375  $1.625

  On February 7, 1996 the closing price of the Common Stock on NASDAQ was $1.5625 per share. As of February 7, 1996 there were approximately 1,015 holders of record of the Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

  The Company generated cash from its operations consistently throughout the fiscal year ended November 30, 1995. Cash generated from operating activities totaled approximately $1,457,000 in fiscal 1995, compared to a use of cash for operations of $2,002,000 in fiscal 1994. The operational cash usage in fiscal 1994 was related primarily to the increase in accounts receivable; this required over $2.0 million in 1994, as compared to less than $.9 million in 1995. This reduction in the use of cash was accomplished through the conversion of the Company's billing and collection system in early 1994, as well as subsequent investments in enhancements to the system and additional personnel. Additionally, operating cash was used for inventory of $128,000 in 1994, but inventory provided cash of $542,000 in 1995. This cash flow improvement was due to the relocation of the warehousing and shipping function for the retail division from Tampa, Florida to Longmont, Colorado. The establishment of a central distribution facility allowed the Company to lower inventory levels.

  Cash of $445,000 was used for investing purposes in fiscal 1995, primarily for additional investment in short-term investments and purchases of property and equipment in the normal course of business. This is a decrease of $765,000 from fiscal 1994. In 1994, cash was used for investing activities of $1,210,000, as a significant investment in information systems was made, and as excess cash became available for investment from the proceeds of the November 1993 offering.

  Cash was used for financing activities in 1995 totaling $254,000, compared to $319,000 in fiscal 1994. The decrease of $65,000 is due primarily to cash used in 1994 for the purchase of treasury stock totaling $73,000. Other financing activities in both fiscal years consisted of scheduled payments for notes payable and capitalized lease obligations.

  The Company's net working capital at November 30, 1995 was $9,433,000, with a current ratio of 7:1, as compared to $8,546,000 and 6:1 at November 30, 1994.

  The Company believes that funds on hand are sufficient to support its existing and planned operations for at least the next twelve months. Should additional financial resources be required, the Company believes that funds would be available from the collateralization of accounts receivable and inventory through a credit facility.

RESULTS OF OPERATIONS

Fiscal Year ended November 30, 1995
-----------------------------------

  Net sales for the fiscal year ended November 30, 1995 were $18,371,000, an increase of $1,774,000 or 11% as compared to the prior year. This increase was attributable entirely to increased sales in the retail division, which were impacted by an increase in the number of sales personnel of approximately 15%. Sales through the wholesale distribution channel have continued to decline as the wholesale market continues to consolidate. Device sales accounted for approximately 60% of total Company sales, with the balance being accessories and disposable supplies.

  Gross profit was $11,797,000 or 64%, as compared to $10,446,000 or 63% in the prior year. The improvement in gross margin is attributable to a higher percentage of supplies and accessories sold (at higher margins than device sales).

  Selling, general, and administrative expenses were $11,084,000 for the year ended November 30, 1995, as compared to $11,278,000 for the prior year. This decrease of $195,000, or 2%, is due primarily to a decrease in sales and marketing expenses related to the wholesale division, as sales commissions and administration expenses have been reduced consistent with the sales decrease in that division. These savings have been partially offset by increased sales commissions paid on higher sales in the retail division.

  Research and development expenses in fiscal 1995 were $437,000, an increase of 26,000 or 6% over fiscal 1994. The increase is due primarily to a higher level of activity relating to modifications required for European distribution of the Company's core products and Dermapulse.

  Other income (expense) was $(73,000) for the fiscal year ended November 30, 1995, as compared to $(79,000) for the year ended November 30, 1994. Income generated from the collection of accounts receivable for PMSI, the former parent of the retail division, decreased by $78,000, as the related receivables aged to three years. This was offset by increased interest income of $15,000 on higher levels of excess cash available for investment and by an increase of approximately $65,000 in other income (expense).

  Net income for the fiscal year ended November 30, 1995 was $204,000 or $.03 per share, compared to a net loss of $(1,322,000) or $(.24) per share for the prior year.

Fiscal Year Ended November 30, 1994
-----------------------------------

  Net sales for the fiscal year ended November 30, 1994 were $16,597,000, an increase of $1,255,000 or 8% as compared to the prior year. All of this increase occurred in the retail division, primarily as a result of increased sales personnel. Wholesale sales declined slightly (approximately $85,000), as the wholesale market continued to consolidate and shrink due to the increased number of manufacturers operating in the retail market.

  Gross profit was $10,446,000 or 63% as compared to $9,373,000 or 61% in the prior year. The increase in gross profit percentage resulted from a shift in the product mix of the retail division, with a higher percentage of supplies and accessories sold, as well as an increase in the gross profit generated from Company-manufactured devices sold at the retail level. These improvements were offset by increases in unabsorbed manufacturing overhead costs related to low volumes of production during the last quarter as inventory manufacturing levels were reduced. This reduction was caused by an influx of devices from the consigned units in the field as well as by the consolidation of the retail and wholesale warehouse operations.

  Selling, general, and administrative expenses were $11,278,000 for the year ended November 30, 1994, as compared to $10,090,000 for the comparable period of the prior year. This 12% increase is due to expenses associated with the increased number of sales representatives and related support staff in the retail division, as well as the commencement of Dermapulse marketing activities in Canada and Europe during the year. Additionally, general and administrative expenses increased due to costs associated with the MIS implementation including consulting fees, depreciation on computer hardware and software, and duplication of MIS services during the conversion period.

  Research and development expenses in 1994 were $411,000, a decrease of $38,000 or 8% as compared to the prior year. Research and development activity has continued to decline slightly over the past two years pending the outcome of filings made by the Company with the FDA related to marketing of new products (both domestically and internationally).

  Other income (expense) was $(79,000) in the current year, as compared to $(119,000) in the prior year. The lower net expense in fiscal 1994 results primarily from increased interest income from the investment of excess cash, as well as lower interest expense. Debt incurred with the acquisition of the retail division was repaid in the fourth quarter of 1993 with the proceeds from the secondary public offering. Interest expense in 1994 related primarily to new leases for computer hardware and software entered into late in fiscal 1993 for the MIS implementation in Tampa. Additionally, the Company generated lower income from the collection of accounts receivable on behalf of PMSI.

  The net loss for the fiscal year ended November 30, 1994 was $(1,322,000) or $(.24) per share as compared to $(1,285,000) or $(.33) per share for the prior year. Substantially all of this loss was incurred in the first two quarters of the year; the Company has operated close to breakeven over the last two quarters. The decrease in the loss per share is due to the additional number of shares issued in the November 1993 public offering.

ITEM 7.   FINANCIAL STATEMENTS

  The information required by this item is herein on pages F-1 through F-18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception.


                                    PART III
                                    --------


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

ITEM 10.  EXECUTIVE COMPENSATION

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information called for by Part III, Items 9 through 12, is incorporated by reference to sections captioned "Election of Directors," "Executive Officers," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management," and "Stock Options and Warrants" from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission on or before March 29, 1996.

ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K

  (a)  Exhibits:
       --------

     The following documents are filed as exhibits or, where indicated, are incorporated by reference:

    No.  Exhibit Document
    ---  ----------------

    3.1  Certificate of Incorporation (1)

    3.2  Bylaws (1)

    3.3 Certificate of Merger of Staodynamics, Inc. (a Colorado corporation) into Staodynamics, Inc. (aDelaware corporation) (2)

    3.4  Amendments to the Bylaws of the Registrant (3)

    3.5  Certificate of Amendment to Certificate of Incorporation (4)

    3.6  Articles of Association of Staodyn B.V. (17)

    4.1  Specimen Common Stock Certificate (5)

    4.2  Specimen Warrant (11)

    4.3  Warrant Agreement (12)

   10.1  1983 Employee Stock Purchase Plan (6)

   10.2  1982 Incentive Stock Option Plan (7)

   10.3  1992 Stock Option Plan (8)

   10.4  Employment Agreement and Severance Agreement - W. Bayne Gibson (9)

   10.5 Asset Purchase Agreement dated November 6, 1992 between the Company and Technical Medical Devices, Inc. (10)

   10.6 Lease Agreement dated July 16, 1993 between the Company and 1225 Building, LLC (13)

   10.7 Lease Agreement dated July 16, 1993 between the Company and Pendleton Construction Co., Inc. (14)

   10.8 IBM Credit Corporation Term Lease Agreement and Remarketer Supplement dated July 8, 1993 (15) (Superseded)

   10.9 IBM Credit Corporation Term Lease Agreement and Remarketer Supplement dated October 11,1994 (17)

   11.1  Statement re Computations of Pro Forma per share earnings (16)

   16.1  Letter on Change in Certifying Accountant (17)

   21.1  Subsidiaries of the Registrant (17)

   23.1 Consent of Price Waterhouse LLP, independent auditors, to incorporation by reference of their report into Registration Statement Nos. 33-74614, 2-96535, 2-87595, and 33-42053, and in the prospectuses constituting part of the Registration Statement Nos. 33-46186 and 33-74464*

   27    Financial Data Schedule

  (b)  Reports on Form 8-K:
       -------------------

       A report on Form 8-K was filed on October 13, 1995 covering the transfer of the Company's stock and warrants from the NASDAQ National Market to the NASDAQ Small Cap Market.
-------
  (1) Incorporated by reference from Form 10-K for fiscal year ended March 3, 1990.
  (2) Denoted as Exhibit 3.2 to Registration Statement No. 33-40195 on Form S-1 and incorporated herein by reference.
  (3) Denoted as Exhibit 3.5 to Registration Statement No. 33-40195 on Form S-1 and incorporated herein by reference.
  (4) Denoted as Exhibit 3.3 to Registration Statement No. 33-40195 on Form S-1 and incorporated herein by reference.
  (5) Denoted as Exhibit 4.1 to Registration Statement No. 33-40195 on Form S-1 and incorporated herein by reference.
  (6) Denoted as Exhibit 4.4 to Registration Statement No. 33-40195 on Form S-1 and incorporated herein by reference.

  (7) Incorporated by reference from the Company's Registration Statement No. 2-87595 on Form S-8 and as amended in Registration Statement No. 2-96535 on Form S-8.
  (8) Denoted as Exhibit 10.3 to Company's Annual Report on Form 10-K for fiscal year ended February 29, 1992 and incorporated herein by reference.
  (9) Denoted as Exhibit 10.2 to Registration Statement No. 33-40195 on Form S-1 and incorporated herein by reference.
 (10) Denoted as Exhibit 2.1 to Company's Current Report on Form 8-K dated November 15, 1992.
 (11) Denoted as Exhibit 4.2 to Registration Statement No. 33-58074 on Form S-2 and incorporated herein by reference.
 (12) Denoted as Exhibit 4.3 to Registration Statement No. 33-58074 on Form S-2 and incorporated herein by reference.
 (13) Denoted as Exhibit 10.7 to Registration Statement No. 33-58074 on Form S-2 and incorporated herein by reference.
 (14) Denoted as Exhibit 10.8 to Registration Statement No. 33-58074 on Form S-2 and incorporated herein by reference.
 (15) Denoted as Exhibit 10.9 to Registration Statement No. 33-58074 on Form S-2 and incorporated herein by reference.
 (16) Incorporated by reference from Form 10-K for fiscal year ended November 30, 1993.
 (17) Incorporated by reference from Form 10-KSB for fiscal year ended November 30, 1994.

   *  Filed as part of this report.

                                   SIGNATURES
                                   ----------

  Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       STAODYN, INC.


                                       By:/s/ W. Bayne Gibson
                                          -------------------
                                          W. Bayne Gibson
                                          President
DATED:  February 15, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Capacity                                    Date
-----------------                                    ----

/s/ W. Bayne Gibson                           February 15, 1996
--------------------------------------------
W. Bayne Gibson, President and Chief
Executive Officer, Principal Executive
Officer, Chairman and Director

/s/ Michael J. Newman                         February 15, 1996
--------------------------------------------
Michael J. Newman, Vice President,
Finance and Administration, Secretary,
Principal Financial and Accounting Officer

/s/ Frederick H. Ayers                        February 15, 1996
--------------------------------------------
Frederick H. Ayers, Director

/s/ Patrick F. Crane                          February 15, 1996
--------------------------------------------
Patrick F. Crane, Director

/s/ Margaret S. Hansson                       February 15, 1996
--------------------------------------------
Margaret S. Hansson, Director

/s/ Alan C. Stormo                            February 15, 1996
--------------------------------------------
Alan C. Stormo, M.D., Director

/s/ Gerald D. Van Eeckhout                    February 15, 1996
--------------------------------------------
Gerald D. Van Eeckhout, Director

                   Index to Consolidated Financial Statements


Report of Independent Accountants                                                        F-2


Consolidated Balance Sheet as of November 30, 1995........................          F-3, F-4

Consolidated Statements of Operations for the years
 ended November 30, 1995 and 1994.........................................               F-5

Consolidated Statements of Changes in Stockholders' Equity for the years
 ended November 30, 1995 and 1994.........................................               F-6

Consolidated Statements of Cash Flows for the years
 ended November 30, 1995 and 1994.........................................          F-7, F-8

Notes to Consolidated Financial Statements................................  F-9 through F-18


                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of Staodyn, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Staodyn, Inc. and its subsidiary at November 30, 1995, and the results of their operations and their cash flows for the fiscal year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted accounting standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Boulder, Colorado
January 19, 1996

                                 Staodyn, Inc.

                           Consolidated Balance Sheet
                            As of November 30, 1995





ASSETS
Current assets:
 Cash and cash equivalents                                 $ 1,610,640
 Short-term investments                                        985,717
 Accounts receivable, net of allowance for doubtful
  accounts of $1,655,124                                     4,659,215
 Inventories, net                                            3,616,550
 Prepaid expenses and other assets                             170,087
                                                           -----------
Total current assets                                        11,042,209
                                                           -----------



Property, plant, and equipment (at cost)
 Land                                                          156,554
 Buildings and improvements                                  1,417,993
 Production and laboratory equipment                         2,289,871
 Office furniture and fixtures                                 863,281
 Data processing equipment                                   2,078,006
 Automotive equipment                                            8,153
                                                           -----------
                                                             6,813,858
 Less accumulated depreciation and amortization             (4,524,790)
                                                           -----------
                                                             2,289,068
                                                           -----------


Intangible assets:
 Product supply agreement, net of accumulated
  amortization of $270,000                                     630,000
 Goodwill, noncompete agreement, and other intangibles,
  net of accumulated amortization of $545,893                  746,144
Other assets                                                    35,479
                                                           -----------
Total assets                                               $14,742,900
                                                           ===========



See accompanying notes.

                                 Staodyn, Inc.

                           Consolidated Balance Sheet
                            As of November 30, 1995
                                  (continued)





LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of note payable-related party          $   31,170
 Current portion of capitalized lease obligations          213,773
 Accounts payable                                          469,590
 Commissions payable                                       146,894
 Accrued payroll expense                                   405,116
 Taxes payable, other than income                          105,424
 Other accrued liabilities                                 237,606
                                                        ----------
Total current liabilities                                1,609,573
                                                        ----------


Long-term debt:
 Finance obligation, net of unamortized debt expense
  of $24,954                                             1,250,046
 Capitalized lease obligations, long-term                  211,913
                                                        ----------
Total long-term debt                                     1,461,959
                                                        ----------

Commitments and contingencies (Note 6)


Stockholders' equity:
 Preferred stock - $0.01 par value; 1,000,000
  shares authorized; none issued                              --
 Common stock - $0.01 par value; 10,000,000
  shares authorized; 6,325,036 shares
  issued and outstanding                                    63,250
 Additional paid-in capital                             15,106,068
 Retained deficit                                       (3,497,950)
                                                       -----------
                                                        11,671,368
                                                       -----------
Total liabilities and stockholders' equity             $14,742,900
                                                       ===========



See accompanying notes.

                                 Staodyn, Inc.

                     Consolidated Statements of Operations



                                                 YEAR ENDED
                                                 NOVEMBER 30
                                         --------------------------
                                             1995          1994
                                         ------------  ------------
Sales                                    $18,371,001   $16,596,771
Cost of sales                              6,573,697     6,150,988
                                         -----------   -----------
Gross profit                              11,797,304    10,445,783
                                         -----------   -----------


Operating expenses:
 Selling, general, and administrative     11,083,684    11,278,346
 Research and development                    436,943       410,816
                                         -----------   -----------
                                          11,520,627    11,689,162

Income (loss) from operations                276,677    (1,243,379)
                                         -----------   -----------

Other income (expense):
 Interest income                              97,602        82,395
 Other income-related party                   17,430        94,941
 Interest expense                           (209,462)     (202,770)
 Interest expense-related party               (8,623)      (18,738)
 Other income (expense), net                  30,032       (34,903)
                                         -----------   -----------
                                             (73,021)      (79,075)


Income (loss) before income taxes            203,656    (1,322,454)
Income taxes                                       -             -
                                         -----------   -----------
Net income (loss)                        $   203,656   $(1,322,454)
                                         ===========   ===========

Income (loss) per common share           $       .03   $      (.24)
                                         ===========   ===========


Weighted average number of
 common shares outstanding                 6,286,260      5,424,776
                                         ===========   ============


See accompanying notes.

                                 Staodyn, Inc.

           Consolidated Statements of Changes in Stockholders' Equity




                                          Common Stock       Additional     Retained
                                      --------------------    Paid In       Earnings    Treasury
                                        Shares     Amount     Capital      (Deficit)      Stock
                                      ----------  --------  ------------  ------------  ---------
Balance at November 30, 1993          5,394,405   $53,944   $14,937,939   $(2,379,152)  $      -
 Issuance of common stock
  upon exercise of warrants              39,837       398        45,540             -          -
 Issuance of common stock upon
  exercise of incentive stock
  options, employee stock bonus,
  and employee stock purchase
  plan purchases                         48,685       487        62,514             -          -
 Issuance of common stock pursuant
  to asset purchase agreement           750,389     7,504        (7,504)            -          -
 Issuance of common stock
  as compensation                        10,000       100         9,900             -          -
 Purchase of treasury stock                   -         -             -             -    (73,371)
 Retirement of treasury stock           (29,000)     (290)      (73,081)            -     73,371
Net loss                                      -         -             -    (1,322,454)         -
                                      ---------   -------   -----------   -----------   --------
Balance at November 30, 1994          6,214,316    62,143    14,975,308    (3,701,606)         -
 Issuance of common stock
  upon exercise of warrants              10,000       100        11,775             -          -
 Issuance of common stock for
  employee stock bonus and
  employee stock purchase plans          64,720       647        75,483             -          -
 Issuance of common stock as
  compensation to directors              26,000       260        24,852             -          -
 Issuance of common stock
  as compensation                        10,000       100        18,650             -          -
Net income                                    -         -             -       203,656          -
                                      ---------   -------   -----------   -----------   --------
                                      6,325,036   $63,250   $15,106,068   $(3,497,950)  $      -
                                      =========   =======   ===========   ===========   ========



See accompanying notes.

                                 Staodyn, Inc.

                     Consolidated Statements of Cash Flows



                                                                         YEAR ENDED
                                                                         NOVEMBER 30
                                                                 --------------------------
                                                                     1995          1994
                                                                 ------------  ------------
OPERATING ACTIVITIES
Net income (loss)                                                $   203,656   $(1,322,454)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
  Depreciation and amortization                                      971,545       845,532
  Provision for doubtful accounts                                    755,159       594,780
  Stock compensation                                                  35,284             -
  Increase (decrease) from changes in assets and liabilities:
   Accounts receivable                                              (897,164)   (2,010,371)
   Inventories, net                                                  541,859      (127,508)
   Prepaid expenses and deposits                                     (35,045)        1,550
   Other assets                                                            -         4,000
   Accounts payable                                                 (231,655)      (12,850)
   Accounts payable-related party                                          -       (24,985)
   Accrued payroll                                                   (18,382)       86,592
   Commissions payable                                               (16,151)      (90,116)
   Taxes payable, other than income                                   54,961        (1,741)
   Other current liabilities                                          92,911        55,846
                                                                 -----------   -----------
Net cash provided by (used in) operating activities                1,456,978    (2,001,725)
                                                                 -----------   -----------


INVESTING ACTIVITIES
Payments for purchases of property, plant, and equipment            (108,081)     (508,237)
Payments for other noncurrent assets                                 (44,231)       (8,751)
Purchases of short-term investments                               (3,382,661)   (5,433,056)
Maturities of short-term investments                               3,090,000     4,740,000
                                                                 -----------   -----------
Net cash used in investing activities                               (444,973)   (1,210,044)
                                                                 -----------   -----------



See accompanying notes.

                                 Staodyn, Inc.



                                                               YEAR ENDED
                                                              NOVEMBER 30
                                                        -------------------------
                                                           1995          1994
                                                        -----------  ------------
FINANCING ACTIVITIES
Proceeds from issuances of common stock                 $   77,833   $   108,939
Principal payments of note payable-related party          (117,714)     (107,619)
Principal payments under capital lease obligations        (214,602)     (247,328)
Purchase of treasury stock                                       -       (73,371)
                                                        ----------   -----------
Net cash used in financing activities                     (254,483)     (319,379)
                                                        ----------   -----------


Net increase (decrease) in cash and cash equivalents       757,522    (3,531,148)
Cash and cash equivalents at beginning of period           853,118     4,384,266
                                                        ----------   -----------
Cash and cash equivalents at end of period              $1,610,640   $   853,118
                                                        ==========   ===========

Supplemental information:
 Interest paid                                         $   218,085   $   221,508


Supplemental schedule of noncash investing activities
 Equipment acquisitions through capital lease
  obligations                                          $     31,620   $  176,654
 Stock issued as compensation                                18,750       10,000


See accompanying notes.

                                 Staodyn, Inc.

                   Notes to Consolidated Financial Statements

                               November 30, 1995



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

  In 1994, the Company incorporated a subsidiary in the Netherlands (Staodyn B.V.) in anticipation of marketing products to the European Community. The consolidated financial statements include the accounts of this wholly-owned subsidiary.

CASH,  CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

  The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. Short-term investments at November 30, 1995 represent investments in mortgage-backed government securities of approximately $986,000, whose cost approximates fair market value. These securities mature within six months or less. Under Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," these securities are carried at amortized cost as the Company has the ability and intent to hold to maturity.

INVENTORIES

  Inventories are generally stated at the lower of first-in, first-out (FIFO) cost or market.

INCOME TAXES

  Deferred income taxes are provided for the difference between the book and tax basis of assets and liabilities.

DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT, AND EQUIPMENT

  Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Property, plant, and equipment held under capital leases are amortized on the straight-line method over the shorter of the lease term or estimated useful lives of the assets. The estimated useful lives of property, plant, and equipment for purposes of computing depreciation are:


               Buildings                                30 years
               Leasehold improvements                   15 years
               Production and laboratory equipment  3 to 5 years
               Office furniture and fixtures        3 to 5 years
               Data processing equipment            3 to 5 years
               Automotive equipment                      3 years


  Depreciation expense totaled approximately $740,000 and $607,000 for the fiscal years ended November 30, 1995 and 1994, respectively.

                                 Staodyn, Inc.

                   Notes to Consolidated Financial Statements

                               November 30, 1995



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS

  Intangible assets are amortized over the following estimated useful lives:

               Product supply agreement     10 years
               Goodwill                     20 years
               Noncompete agreement          5 years

RESEARCH AND DEVELOPMENT

  The Company expenses all research and development costs as incurred.

EARNINGS (LOSS) PER SHARE

  Earnings (loss) per common share is based on the weighted average number of common and common equivalent shares, including dilutive common stock options and warrants outstanding during the year. Options and warrants outstanding during the fiscal years ended November 30, 1995 and 1994 are not included in the computation of weighted average shares outstanding as their inclusion results in a dilution of less than three percent, or as their inclusion would be antidilutive.

CONCENTRATION OF CREDIT RISK

  The Company's accounts receivable are due from approximately 600 active medical product dealers and distributors primarily located in the United States and Canada and from a large number of individuals and insurance carriers throughout the United States.

USE OF ESTIMATES

  The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates relate to accounts receivable and inventory reserves, the estimated useful lives of intangible assets, and the valuation allowance for deferred tax assets. Actual results could differ from those estimates.

RECLASSIFICATIONS

  Certain prior period amounts have been reclassified to conform to the current year presentation.

                                 Staodyn, Inc.

                   Notes to Consolidated Financial Statements

                               November 30, 1995



2.  ASSET ACQUISITION

  On November 15, 1992, the Company purchased substantially all of the assets, excluding accounts receivable, of Technical Medical Devices, Inc. (TMD), a wholly-owned medical products distribution subsidiary of Pharmacy Management Services, Inc. (PMSI). In conjunction with the purchase, the Company entered into a transition support agreement with PMSI whereby PMSI agreed to provide operating facilities and support services subsequent to the purchase. During fiscal 1995 and 1994, expenses totaling approximately $136,500 and $122,000, respectively, were paid to PMSI for support services under this agreement.

  Pursuant to the acquisition, the Company and PMSI entered into a shareholder agreement which provided that the number of shares issued and held by PMSI as of November 15, 1994, up to a maximum of 400,000 shares, would be increased in proportion to any decrease in the per share market value of the Company's common stock below $5.00 per share. A total of 750,389 shares were issued to PMSI as contingent consideration in fiscal 1994 under the terms of this agreement.
After this issuance, PMSI's ownership percentage increased to 18.5% as of November 30, 1994. The shareholder agreement also granted PMSI demand registration rights after June 30, 1994. PMSI was acquired by Beverly Enterprises in June 1995.

3.  INVENTORIES

  Inventories at November 30, 1995 include the following components:

               Raw materials                              $  802,698
               Work in process                                36,725
               Finished goods                              2,777,127
                                                          ----------
                                                          $3,616,550
                                                          ==========

4.  LONG-TERM DEBT

  Long-term debt at November 30, 1995 consists of the following:

               Finance obligation, net                    $1,250,046
               Capitalized lease obligations                 425,686
               Note payable-related party                     31,170
                                                          ----------
                                                           1,706,902
               Less current portion                         (244,943)
                                                          ----------
                                                          $1,461,959
                                                          ==========

                                 Staodyn, Inc.

                   Notes to Consolidated Financial Statements

                               November 30, 1995



4.  LONG-TERM DEBT (CONTINUED)

FINANCE OBLIGATION-SALE AND LEASEBACK OF BUILDING

  In July 1993, the Company completed a sale and leaseback transaction on the owned portion of its facilities and related land in Longmont, Colorado. The property was sold to a limited liability company (LLC) for $1,275,000 in cash. The sale and leaseback transaction is accounted for as a financing; the sales price (net of unamortized debt expenses) is reflected as a long-term financing obligation and the operating lease payments as interest until the earlier of the end of the lease term or the exercise of the purchase option included in the lease. The building and related improvements are carried as assets on the Company's books and depreciated. One of the officers of the Company is a minority (16%) participant in the LLC.

NOTE PAYABLE-RELATED PARTY

  The Company issued a promissory note payable to PMSI for a total of $300,000 in February 1993. The note bears interest at 9% and requires monthly payments of principal and interest of $10,500 through February 1996. The note is secured by approximately $550,000 of furniture and equipment which was purchased from PMSI.

  Annual maturities of all long-term debt other than capitalized leases are as follows:

               1996                    $   31,170
               1997                             -
               1998                             -
               1999                             -
               2000                             -
               Thereafter               1,250,046
                                       ----------
               Total                    1,281,216
               Less current portion       (31,170)
                                       ----------
                                       $1,250,046
                                       ==========

CAPITALIZED LEASE OBLIGATIONS

  The capitalized lease obligations relate to certain production, data processing, and office equipment. Original cost and accumulated depreciation of assets under capital leases at November 30, 1995 are:


               Cost                          $939,719
               Less accumulated depreciation (593,242)
                                             --------
                                             $346,477
                                             ========

                                 Staodyn, Inc.

                   Notes to Consolidated Financial Statements

                               November 30, 1995



4.  LONG-TERM DEBT (CONTINUED)

CAPITALIZED LEASE OBLIGATIONS (CONTINUED)

  Future minimum lease payments at November 30, 1995 for these leases are as follows:

               1996                                  $ 256,985
               1997                                    222,373
               1998                                      4,104
               Thereafter                                1,390
                                                     ---------
               Total minimum lease payments            484,852
               Less amounts representing interest      (59,166)
                                                     ---------
               Present value of lease payments         425,686
               Less current portion                   (213,773)
                                                     ---------
                                                      $211,913
                                                      ========

5.  PROFIT SHARING PLAN

  All full-time employees who have completed at least one year of service are eligible to participate in the Company's 401(k) Plan. The Plan meets the requirements of Section 401(k) of the Internal Revenue Code, and total Company contributions are limited to 50% of the aggregate employee contributions to the Plan, subject to a maximum amount of 3% of regular compensation for each employee. The rules applicable to Section 401(k) may also serve to further limit the Company's contributions to the Plan, particularly with respect to highly compensated employees. Company contributions to the Plan were approximately $23,000 for fiscal 1995. There was no Company contribution for fiscal 1994.

6.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

  The Company leases land and a building in Longmont, Colorado under two operating leases expiring in July 2003. The leases call for payments totaling $219,500 per year; the annual payments may be adjusted in fiscal 1998 based upon the prime rate at the anniversary date of the leases. Each lease gives the Company the option to purchase the respective property at any time after the fifth year of the lease (July 1998); the purchase option prices vary based upon the year exercised and range from 110% of an established price in the fifth year to 120% in the tenth year (the established price is $1,275,000 for the portion which was sold and leased back; $720,000 for the second lease). Total interest expense in fiscal 1995 and 1994 was $140,250 in each year for the portion sold and leased back. Total rent expense was $79,200 for the remaining portion in both fiscal 1995 and 1994.

                                 Staodyn, Inc.

                  Notes to Consolidated Financial Statements

                               November 30, 1995



6.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

OPERATING LEASES (CONTINUED)

  The Company subleases building space for its operation in Tampa, Florida from PMSI under an operating lease expiring in March 1996. Total rent expense under this lease was $100,100 and $98,600 in fiscal 1995 and 1994, respectively. Additionally, the Company leases a separate warehouse facility under an operating lease which expires in February 1996. A portion of this facility was subleased to PMSI in September 1995 for approximately $2,700 per month, or a total of $8,300 in 1995. Rent expense under this lease, net of sublease income, was $28,000 and $36,300 in fiscal 1995 and 1994, respectively.

  The Company also leases various equipment under noncancelable operating leases. Total rent expense under these leases was $23,000 in each of the years ended November 30, 1995 and 1994, respectively.

  Future minimum lease payments for all noncancelable operating leases and subleases having remaining terms in excess of one year as of November 30, 1995 are as follows:

               1996                               $  266,800
               1997                                  219,500
               1998                                  219,500
               1999                                  219,500
               2000                                  219,500
               Thereafter                            577,200
                                                  ----------
               Total minimum lease obligations    $1,722,000
                                                  ==========
7.  STOCKHOLDERS' EQUITY

STOCK OPTIONS

  The Company maintains the 1982 and 1992 Stock Option Plans (SOP) which provide for the granting of incentive and nonincentive options to employees, directors, and consultants of the Company. The Company's 1982 SOP expired on May 31, 1992. The 1992 SOP permits options to be granted to purchase a maximum of 400,000 shares of the Company's common stock. The term of the options granted may not exceed 10 years.

                                 Staodyn, Inc.

                   Notes to Consolidated Financial Statements

                               November 30, 1995



7.  STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

  Stock option activity was as follows:

                                                        RANGE OF
                                                       PRICES PER
                                            SHARES        SHARE
                                           -------   ---------------
   Outstanding at November 30, 1993        266,500   $1.81     $5.25
     Granted                                56,500    2.00      4.38
     Exercised                             (54,500)   1.81      2.50
     Canceled                              (38,000)   2.75      5.00
                                           -------

   Outstanding at November 30, 1994        230,500    1.81      5.25
     Granted                                88,000    1.25      2.50
     Canceled                              (46,000)   1.41      4.38
                                           -------

   Outstanding at November 30, 1995        272,500    1.25      5.25
                                           =======

   At November 30, 1995:
     Number of shares exercisable          136,230
     Number of shares authorized and
       available for future grant          183,000

STOCK PURCHASE PLAN

  The 1983 Employee Qualified Stock Purchase Plan (the ESPP) permits employees to purchase a maximum of 400,000 shares of the Company's common stock. Eligible employees are offered the right to purchase shares semiannually in June and December at a purchase price equal to 85% of the lesser of the fair market value on either the first or the last business day of the purchase period. Participants may contribute up to 10% of their regular base pay toward the purchase of the shares. During the fiscal years ended November 30, 1995 and 1994, 58,170 and 28,998 shares were purchased at an average price of $1.14 and $2.44 per share, respectively. At November 30, 1995 there were 83,363 shares authorized and available for issuance under the ESPP.

                                 Staodyn, Inc.

                   Notes to Consolidated Financial Statements

                               November 30, 1995



7.  STOCKHOLDERS' EQUITY (CONTINUED)

STOCK WARRANTS

  Members of the Company's Board of Directors are periodically granted warrants to purchase shares of the Company's common stock. The warrants are exercisable at a price equal to 100% of the fair market value of the Company's common stock on the date of grant, are immediately exercisable, and have terms of up to 10 years. All outstanding warrants expired in 1995. Activity relative to directors' stock warrants is as follows:

                                                    RANGE OF
                                                   PRICES PER
                                        SHARES        SHARE
                                       --------  ---------------
   Outstanding at November 30, 1993    157,500   $1.19     $2.19
     Exercised                         (75,000)   1.19      2.19
     Forfeited                         (10,000)   1.19      2.19
                                       -------

   Outstanding at November 30, 1994     72,500    1.19      2.19
     Exercised                         (10,000)   1.19      2.19
     Forfeited                         (62,500)   1.19      2.19
                                       -------

   Outstanding at November 30, 1995          0
                                       =======

  In June 1991, the Company completed a public offering totaling 920,000 units which consisted of 920,000 shares of common stock and warrants to purchase a total of 460,000 shares of common stock. Two warrants entitled the holder to purchase one share of common stock for $5.00 per share through February 1995. The warrants contained certain redemption provisions. These warrants expired in February 1995. In connection with the public offering, underwriters were granted a Unit Purchase Option entitling the underwriters to purchase up to 80,000 units for $5.10 per unit. This option is currently exercisable and expires in June 1996.

  In November 1993, the Company completed a public offering totaling 1,495,000 units; each unit consists of one share of common stock and a warrant to purchase one share of common stock for $5.00 per share. These warrants contain certain redemption provisions and expire in November 1996. In connection with this public offering, underwriters were granted a Unit Purchase Option entitling the underwriters to purchase up to 130,000 units for $6.75 per unit. This option became exercisable in November 1994 and expires in November 1998.

STOCK-BASED COMPENSATION

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" was issued in 1995 with an effective date for fiscal years beginning after December 15, 1995. The Company has elected that upon adoption in fiscal year 1997, they will continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued

                                 Staodyn, Inc.

                   Notes to Consolidated Financial Statements

                               November 30, 1995



7.  STOCKHOLDERS' EQUITY (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

to Employees" and will make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting as defined in SFAS 123 had been applied.

8.  INCOME TAXES

  The Company has net operating loss carryforwards of approximately $1,328,000 expiring from 2006 to 2009. The Company has research and development tax credit carryforwards of approximately $214,000 expiring from 1997 to 2005.

  Utilization of net operating losses and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

  A valuation allowance is recorded against deferred tax assets to the extent that management considers that it is unlikely as to whether such deferred tax assets will be realized. Significant components of the Company's long-term deferred tax liabilities and assets at November 30, 1995 are as follows:

                                                             NOVEMBER 30
                                                                 1995
                                                         ------------------
Deferred tax liabilities:
 Property and equipment                                   $     (9,259)
                                                          ------------

Deferred tax assets:
 Sale and leaseback                                            309,870
 Accounts receivable reserves and allowances                   714,166
 Expenses not deductible until paid:
 Vacation accrual                                               68,378
 Warranty accrual                                                9,325
 Bonus accrual                                                       -
 Contributions                                                  15,417
 Inventory-related                                              (4,138)
 Alternative minimum tax credits                                 1,656
 Net operating loss carryforwards                              495,214
                                                          ------------
                                                             1,609,888
 Valuation allowance for deferred tax assets                (1,600,629)

 Deferred tax assets, net of valuation allowance                 9,259
                                                          ------------
 Net deferred tax asset (liability)                       $          -
                                                          ============

                                 Staodyn, Inc.

                   Notes to Consolidated Financial Statements

                               November 30, 1995



8.  INCOME TAXES (CONTINUED)

  The valuation allowance decreased by approximately $92,500 in fiscal 1995.

  A reconciliation between the Company's actual income tax expense (benefit) and income taxes computed by applying the federal statutory rate is as follows:

                                                                 NOVEMBER 30   NOVEMBER 30
                                                                     1995          1994
                                                                 ------------  ------------
  Computed income tax expense (benefit) at the statutory rate       $ 69,200     $(449,600)

  Effect of net operating losses                                     (98,100)      435,600
  Goodwill amortization                                                9,300         6,800
  Nondeductible T & E                                                 13,600         7,200
  Effect of state income taxes                                         8,700             -
  Other                                                               (2,700)            -
                                                                    --------     ---------
                                                                    $      -     $       -
                                                                    ========     =========

9.  RELATED PARTY TRANSACTIONS

  The Company sells products to PMSI under the terms of the Product Supply Agreement entered into in conjunction with the acquisition of TMD. Sales to PMSI under this agreement totaled approximately $217,000 and $590,000 in the years ended November 30, 1995 and 1994, respectively.

  Additionally, the Company provided services related to the collection of pre-acquisition accounts receivable for PMSI for which fees are received. Total income under this agreement was approximately $17,500 and $95,000 for the years ended November 30, 1995 and 1994, respectively.