Form 10QSB
period 1996-02-29
STAODYN INC
filed 1996-04-15
CIK 203285

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         February 29, 1996                                0-8350
  ------------------------------               ----------------------------
        (For Quarter Ended)                      (Commission File Number)



                                 STAODYN, INC.
            -------------------------------------------------------
             (Exact name of registrant as specified in its Charter)



             Delaware                                 84-0684224
   ----------------------------            --------------------------------
     (State of Incorporation)              (IRS Employer Identification No.)



          1225 Ken Pratt Boulevard, Longmont, CO            80501
   ------------------------------------------------------------------
         (Address of principal executive offices)         (Zip Code)



                                (303) 772-3631
           ---------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)



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



                                   6,344,326
      ------------------------------------------------------------------
      (Number of shares of common stock outstanding as of April 9, 1996)

PART I.  FINANCIAL INFORMATION


                                 STAODYN, INC.
                                 BALANCE SHEET
                                  (Unaudited)

                                                 February 29
                                                     1996
                                                 ------------

ASSETS

Current Assets
 Cash and cash equivalents                       $ 2,233,257
 Short-term investments                              494,447
 Accounts receivable, net                          4,415,472
 Inventories                                       3,758,967
 Prepaid expenses and deposits                       219,492
                                                 -----------
   Total current assets                           11,121,635

Property, Plant, and Equipment, Net                2,135,374

Other Assets
 Patents and intangibles, net                        714,287
 Product supply agreement, net                       607,500
 Other                                                49,972
                                                 -----------

Total Assets                                     $14,628,768
                                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Current portion of long-term debt               $   212,165
 Accounts payable                                    560,203
 Accrued expenses and other liabilities              712,742
                                                 -----------
  Total current liabilities                        1,485,110

Long-Term Debt                                     1,408,853

Commitments and Contingencies

Stockholders' Equity
 Preferred stock - $0.01 par value; 1,000,000
   shares authorized; none issued
 Common stock - $0.01 par value; 10,000,000
   shares authorized; 6,344,326 shares issued         63,443
 Additional paid-in capital                       15,130,022
 Retained earnings (deficit)                      (3,458,660)
                                                 -----------
                                                  11,734,805
                                                 -----------

Total Liabilities and Stockholders' Equity       $14,628,768
                                                 ===========


See accompanying notes.

                                 STAODYN, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                               Three Months Ended
                                            ------------------------
                                            February 29  February 28
                                                1996        1995
                                            ------------  ----------

Net Sales                                   $4,150,298    $4,557,505

Cost of Sales                                1,417,646     1,548,689
                                            ----------    ----------

Gross Profit                                 2,732,652     3,008,816
                                            ----------    ----------

Operating Expenses
 Selling, general and administrative         2,551,153     2,790,252
 Research and development                      125,171       102,999
                                            ----------    ----------
                                             2,676,324     2,893,251
                                            ----------    ----------

Income from Operations                          56,328       115,565

Other Income (Expense), Net                    (17,038)      (35,221)
                                            ----------    ----------

Loss Before Income Taxes                        39,290        80,344

Income Tax Expense (Benefit)                         -             -
                                            ----------    ----------

Net Income                                  $   39,290    $   80,344
                                            ==========    ==========


Income per Common Share                     $      .01     $     .01
                                            ==========     =========


Weighted Average Number of Common
 Shares Outstanding                          6,335,865     6,238,999
                                            ==========     =========


See accompanying notes.

                                 STAODYN, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                               Three Months Ended
                                            ------------------------
                                            February 29  February 28
                                               1996         1995
                                            -----------  -----------


NET CASH PROVIDED BY OPERATING ACTIVITIES      $234,897    $230,414
                                            -----------  ----------

INVESTING ACTIVITIES
 Payments for purchases of property, plant
   and equipment                                (18,911)    (84,836)
 Payment for other assets                       (23,562)    (25,989)
 Maturities of short-term investments           500,000           -
                                            -----------  ----------

          Net cash provided by (used in)
           investing activities                 457,527    (110,825)
                                            -----------  ----------



FINANCING ACTIVITIES
 Proceeds from issuance of common stock          16,895      46,369
 Principal payments under capital lease
  obligations and long-term debt                (86,702)    (55,054)
                                            -----------  ----------

   Net cash used in financing
    activities                                  (69,807)     (8,685)
                                            -----------  ----------

Net increase in cash and cash equivalents       622,617     110,904
Cash and cash equivalents at beginning of
                                  period      1,610,640   1,546,174
                                            -----------  ----------
Cash and cash equivalents at end of period   $2,233,257  $1,657,078
                                            ===========  ==========

Supplemental information:
 Interest paid                               $   50,582  $   55,541




See accompanying notes.

                                 STAODYN, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S.B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended February 29, 1996 are not necessarily indicative of the results that may be expected for the year ended November 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-KSB for the year ended November 30, 1995.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES

Deferred income taxes are provided for the difference between the book and tax basis of assets and liabilities.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share is based on the weighted average number of common and common equivalent shares, including dilutive common stock options and warrants, outstanding during the period. Options and warrants outstanding during the fiscal quarter ended February 29, 1996 are not included in the computation of weighted shares outstanding as their inclusion results in a dilution of less than three percent. The Company has never declared or paid a dividend to its shareholders.

CONCENTRATION OF CREDIT RISK

The Company's accounts receivable are due from approximately 400 active dealers and distributors primarily located in the United States and Canada, and from a large number of individuals and insurance carriers throughout the United States. At February 29, 1996, no single customer accounted for more than 5% of total accounts receivable.

                                 STAODYN, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (Continued)



3.  INVENTORIES

Inventories include the following components:

                                     February 29
                                        1996
                                     -----------
                  Raw Materials       $  702,671
                  Work in process         98,896
                  Finished goods      $2,957,400
                                      ----------
                                      $3,758,967
                                      ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - THREE MONTHS ENDED FEBRUARY 29, 1996


RESULTS OF OPERATIONS

Net sales for the first quarter of 1996 were $4,150,298, a decrease of $407,207 or 9% from the comparable quarter of 1995. The decrease was incurred in both the retail and wholesale divisions. Wholesale sales declined approximately $200,000 from the comparable prior period due to reduced sales representation and the continued shrinking of the wholesale market. Retail sales also declined approximately $200,000 due to lower new patient referrals in the fourth quarter of 1995 and the first quarter of 1996.

Gross profit was $2,732,652 or 65.8%, as compared to $3,008,816 or 66.0% in the comparable quarter of the prior year.

Total operating expenses were $2,676,324, a decrease of $216,927 or 7.5% over the first quarter of 1995. The decrease was due primarily to reduced sales and marketing headcount in the wholesale division, as well as to lower sales support expenses in the retail division.

Other income (expense) for the period was $(17,038), compared to $(35,221) in the first quarter of the prior year. Net expense consists primarily of interest income and expense; the decrease of $18,183 is attributable to interest income earned on higher levels of cash investments.

The Company generated net income of $39,290 or $.01 per share for the quarter, as compared to $80,344 or $.01 per share for the comparable quarter of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

Company operations provided cash of $234,897 in the quarter ended February 29, 1996. Working capital at February 29, 1996 was $9,636,525, with a current ratio of 7.5:1. This compares favorably to $9,432,636 or 6.8:1 at November 30, 1995. The Company believes that funds on hand are sufficient to support its existing and planned operations for at least the next twelve months.


INFLATION AND CHANGING PRICES

Inflation has had a negligible effect on the Company's operations. Governmental and other efforts to reduce healthcare spending have and may continue to affect the Company's revenues. Management anticipates continued price sensitivity in the medical marketplace.

Part II  Other Information


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K AND FORM 10-K

(a)  Exhibits

     None

(b)  Reports

     None

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 STAODYN, INC.
                                 (REGISTRANT)



Date:  April 12, 1995                /s/Michael J. Newman
       --------------                -------------------------------------------
                                     Vice President - Finance and Administration