Form 10QSB
period 1996-05-31
STAODYN INC
filed 1996-07-12
CIK 203285

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         May 31, 1996                                           0-8350
- ---------------------------------                   ----------------------------
     (For Quarter Ended)                              (Commission File Number)



                                  STAODYN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)



          Delaware                                          84-0684224
- ----------------------------                   ---------------------------------
  (State of Incorporation)                     (IRS Employer Identification No.)



             1225 Ken Pratt Blvd., Longmont, CO                80501
     --------------------------------------------------------------------
          (Address of principal executive offices)           (Zip Code)



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



                                   6,480,726
- --------------------------------------------------------------------------------
       (Number of shares of common stock outstanding as of June 30, 1996)

PART I.  FINANCIAL INFORMATION


                                 STAODYN, INC.
                                 BALANCE SHEET
                                  (Unaudited)

                                                    May 31
                                                     1996
                                                 ------------

ASSETS

Current Assets
 Cash and cash equivalents                       $ 2,055,684
 Short-term investments                              505,460
 Accounts receivable, net                          4,550,015
 Inventories                                       4,071,581
 Prepaid expenses and other assets                   243,316
                                                 -----------
   Total current assets                           11,426,056

Property, Plant and Equipment, Net                 2,159,967

Other Assets
 Patents and intangibles, net                        838,521
 Product supply agreement, net                       585,000
 Other                                                11,232
                                                 -----------

Total Assets                                     $15,020,776
                                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Current portion of long-term debt               $   214,651
 Accounts payable                                    634,318
 Accrued expenses and other liabilities              884,775
                                                 -----------
   Total current liabilities                       1,733,744

Long-Term Debt                                     1,353,964

Commitments and Contingencies

Stockholders' Equity
 Preferred stock - $0.01 par value; 1,000,000
   shares authorized; none issued                          -
 Common stock - $0.01 par value; 10,000,000
   shares authorized; 6,479,926 shares issued         64,799
 Additional paid-in capital                       15,306,652
 Retained earnings (deficit)                      (3,438,383)
                                                 -----------
                                                  11,933,068


Total Liabilities and Stockholders' Equity       $15,020,776
                                                 ===========


See accompanying notes.

                                 STAODYN, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                   Three Months Ended          Six Months Ended
                                -----------------------     -----------------------
                                  May 31       May 31         May 31       May 31
                                   1996         1995           1996         1995
                                ----------   ----------     ----------   ----------
Net Sales                       $4,684,077   $4,728,879     $8,834,375   $9,286,384

Cost of Sales                    1,704,557    1,559,194      3,122,203    3,107,883
                                ----------   ----------     ----------   ----------

Gross Profit                     2,979,520    3,169,685      5,712,172    6,178,501
                                ----------   ----------     ----------   ----------

Operating Expenses
  Selling, general and
   administrative                2,819,712    2,943,970      5,370,865    5,734,222
  Research and development         129,064      109,410        254,235      212,409
                                ----------   ----------     ----------   ----------
                                 2,948,776    3,053,380      5,625,100    5,946,631
                                ----------   ----------     ----------   ----------

Income from Operations              30,744      116,305         87,072      231,870

Other Income (Expense), Net        (10,467)       5,603        (27,505)     (29,618)
                                ----------   ----------     ----------   ----------

Income Before Income Taxes          20,277      121,908         59,567      202,252

Income Tax Expense (Benefit)             -            -              -            -
                                ----------   ----------     ----------   ----------

Net Income                      $   20,277   $  121,908     $   59,567   $  202,252
                                ==========   ==========     ==========   ==========

Income per Common Share         $        -   $      .02     $      .01   $      .03
                                ==========   ==========     ==========   ==========


Weighted Average Number of
  Common Shares Outstanding      6,381,475    6,269,232      6,358,717    6,254,421
                                ==========   ==========     ==========   ==========




See accompanying notes.

                                 STAODYN, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                       Six Months Ended
                                                   -------------------------
                                                      May 31       May 31
                                                       1996         1995
                                                    ----------   ----------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                              $  276,609   $  421,964
                                                    ----------   ----------

INVESTING ACTIVITIES
  Payments for purchases of property, plant
    and equipment                                     (179,302)    (119,543)
  Payment for other assets                             (28,882)     (28,413)
  Purchases of short-term investments                 (501,365)           -
  Maturities of short-term investments               1,000,000            -
                                                    ----------   ----------

          Net cash provided by (used in)
            investing activities                       290,451     (147,956)
                                                    ----------   ----------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                17,907       46,369
  Principal payments under capital lease
    obligations and long-term debt                    (139,923)    (132,467)
                                                    ----------   ----------

          Net cash used in financing
            activities                                (122,016)     (86,098)
                                                    ----------   ----------

Net increase in cash and cash equivalents              445,044      187,910
Cash and cash equivalents at beginning of period     1,610,640    1,546,174
                                                    ----------   ----------
Cash and cash equivalents at end of period          $2,055,684   $1,734,084
                                                    ==========   ==========

Supplemental information:
  Interest paid                                     $   98,568   $  109,862
                                                    ==========   ==========




See accompanying notes.

                                 STAODYN, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended May 31, 1996 are not necessarily indicative of the results that may be expected for the year ended November 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-KSB for the year ended November 30, 1995.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES

Income taxes are provided for the difference between the book and tax basis of assets and liabilities.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share is based on the weighted average number of common shares. Options and warrants outstanding during the periods ended May 31, 1995 are not included in the computation of weighted average shares outstanding as their inclusion would be antidilutive due to the Company's losses. Options and warrants outstanding during the periods ended May 31, 1996 are not included, as dilutive effect is below three percent. The Company has never declared or paid dividend to its shareholders.

CONCENTRATION OF CREDIT RISK

The Company's accounts receivable are due from approximately 400 active dealers and distributors primarily located in the United States and Canada, and from a larger number of individuals and insurance carriers throughout the United States. At May 31, 1996, no single customer accounted for more than 5% of total accounts receivable.

3.  INVENTORIES

Inventories include the following components:

                                       May 31
                                        1996
                                     ----------

                  Raw Materials      $  622,457
                  Work in process       127,127
                  Finished goods      3,321,997
                                     ----------
                                     $4,071,581
                                     ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - SIX MONTHS ENDED MAY 31, 1996


Results of Operations

Net sales for the second quarter of 1996 were $4,684,077, a decrease of $44,802 or 9% from the comparable quarter of the prior year. For the six month period, sales decreased by $452,009, or 5%. This decrease in sales occurred in both the retail and wholesale divisions. Wholesale sales have continued to decline due to reduced sales representation and a shrinking market. Retail sales have decreased as a result of lower patient referral levels.

Gross profit was $2,979,520, or 63%, for the quarter, as compared to $3,169,685, or 67%, for the second quarter of 1995. For the six-month period, gross profit was $5,712,172, or 65%, which compares to $6,178,501 or 67% for the first six months of 1995. Gross margins were down due to the lower sales, as well as product mix changes in the retail business and higher overhead costs related to the Company's ISO 9001 qualification.

Total operating expenses were $2,948,776 for the quarter ended May 31, 1996, as compared to $3,053,380 for the same period in the prior year. The decrease of $104,604, or 3%, is due primarily to reduced sales and marketing expenses in the wholesale division. For the six month period ended May 31, 1996, operating expenses totalled $5,625,100, as compared to $5,946,631 for the period ended May 31, 1995. The decrease of $321,531, or 5%, is also due to reduced wholesale sales and marketing expenses, as well as to lower commissions paid on reduced sales.

Other income (expense) in the second quarter of 1996 was $(10,467), compared to $5,603 for 1995. For the six-month period, other income (expense) was $(27,505), as compared to $(29,618). Other income (expense) consists primarily of interest income and expense and fluctuates primarily based upon available levels of excess cash for investment.

Net income for the second quarter was $20,277, or $.00 per share, as compared to $121,908, or $.02 per share for the second quarter of the prior year. For the six months ended May 31, 1996, net income was $59,567, or $.01 per share, as compared to $202,252, or $.03 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations was $276,609 in the six months ended May 31, 1996. Working capital at May 31, 1996 was $9,692,312 or 6.6:1, as compared to $9,432,636 or 6.8:1 at November 30, 1995. The Company believes that funds on hand are sufficient to support its existing and planned operations for at least the next twelve months.

INFLATION AND CHANGING PRICES

Inflation has had a negligible effect on the Company's operations. Governmental and other efforts to reduce healthcare spending have and may continue to affect the Company's revenues. Management anticipates continued price sensitivity in the medical marketplace.

PART II  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Staodyn, Inc. was held on May 23, 1996. At this meeting, W. Bayne Gibson, Frederick H. Ayers and Patrick F. Crane were elected as directors. Other directors continuing in office are Dr. Alan C. Stormo and Margaret S. Hansson.

Matters voted on at the meeting and the voting tabulations are as follows:

                                                 VOTING TABULATIONS

Description of Matter                      For     Against  Withheld  Abstained
- -----------------------                    ---     -------  --------  ---------

Election of Directors
   W. Bayne Gibson                      5,145,076        -   123,004          -
   Frederick H. Ayers                   5,154,921        -   113,159          -
   Patrick F. Crane                     5,148,973        -   119,107          -

Approval of Price Waterhouse LLP
 as Independent Auditors for the
 Year Ending November 30, 1996          5,207,688   27,400       -       32,992


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None

(b)  Reports

     The Company filed a Form 8-K on May 28, 1996 covering the election of John R. South as President and Chief Executive Officer.



                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 STAODYN, INC.
                                 (REGISTRANT)



Date:      July  12, 1996        /s/ Michael J. Newman
       ----------------------    --------------------------------------------
                                 Vice President - Finance and Administration