Form 10QSB
period 1996-08-31
STAODYN INC
filed 1996-10-15
CIK 203285

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


           August 31, 1996                               0-8350
   --------------------------------           ----------------------------
         (For Quarter Ended)                    (Commission File Number)



                                 STAODYN, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its Charter)



              Delaware                                 84-0684224
   ---------------------------------       ---------------------------------
      (State of Incorporation)             (IRS Employer Identification No.)



            1225 Ken Pratt Blvd., Longmont, CO                80501
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


                       Yes      X          No
                           -----------        ----------



                                   6,641,217
-------------------------------------------------------------------------------
     (Number of shares of common stock outstanding as of October 8, 1996)

PART I.  FINANCIAL INFORMATION


                                 STAODYN, INC.
                                 BALANCE SHEET
                                  (Unaudited)

                                                  August 31
                                                     1996
                                                 ------------

ASSETS

Current Assets
 Cash and cash equivalents                       $ 1,060,700
 Short-term investments                            1,320,422
 Accounts receivable, net                          4,746,388
 Inventories                                       4,361,260
 Prepaid expenses and other assets                   323,237
                                                 -----------
   Total current assets                           11,812,007

Property, Plant and Equipment, Net                 2,020,147

Other Assets
 Patents and intangibles, net                        983,635
 Product supply agreement, net                       562,500
 Other                                                 9,966
                                                 -----------

Total Assets                                     $15,388,255
                                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Current portion of long-term debt               $   219,379
 Accounts payable                                    716,704
 Accrued expenses and other liabilities              949,200
                                                 -----------
  Total current liabilities                        1,885,283

Long-Term Debt                                     1,297,234

Commitments and Contingencies

Stockholders' Equity
 Preferred stock - $0.01 par value; 1,000,000
   shares authorized; none issued                          -
 Common stock - $0.01 par value; 10,000,000
   shares authorized; 6,640,817 shares issued         66,408
 Additional paid-in capital                       15,523,787
 Retained earnings (deficit)                      (3,384,457)
                                                 -----------
                                                  12,205,738


Total Liabilities and Stockholders' Equity       $15,388,255
                                                 ===========


See accompanying notes.

                                 STAODYN, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                    Three Months Ended         Nine Months Ended
                                 ------------------------  --------------------------
                                  August 31    August 31    August 31     August 31
                                    1996         1995          1996          1995
                                 -----------  -----------  ------------  ------------

Net Sales                        $4,834,491   $4,432,759   $13,668,866   $13,719,143
Cost of Sales                     1,691,171    1,668,277     4,813,374     4,797,069
                                 ----------   ----------   -----------   -----------

Gross Profit                      3,143,320    2,764,482     8,855,492     8,922,074
                                 ----------   ----------   -----------   -----------

Operating Expenses
 Selling, general and
  administrative                  2,980,100    2,645,552     8,350,963     8,358,865
 Research and development            96,661      114,742       350,898       327,151
                                 ----------   ----------   -----------   -----------
                                  3,076,761    2,760,294     8,701,861     8,686,016
                                 ----------   ----------   -----------   -----------

Income (Loss) from Operations        66,559        4,188       153,631       236,058

Other Income (Expense), Net         (12,633)     (25,034)      (40,138)      (54,652)
                                 ----------   ----------   -----------   -----------

Income (Loss) Before
 Income Taxes                        53,926      (20,846)      113,493       181,406

Income Tax Expense (Benefit)              -            -             -             -
                                 ----------   ----------   -----------   -----------

Net Income (Loss)                $   53,926   $  (20,846)  $   113,493   $   181,406
                                 ==========   ==========   ===========   ===========

Income (Loss) Per Common Share   $      .01   $        -   $       .02   $       .03
                                 ==========   ==========   ===========   ===========

Weighted Average Number of
 Common Shares Outstanding        6,519,882    6,308,996     6,412,685     6,272,599
                                 ==========   ==========   ===========   ===========

See accompanying notes.

                                 STAODYN, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                       Nine Months Ended
                                                    ------------------------
                                                     August 31   August 31
                                                       1996         1995
                                                    -----------   ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES           $   153,420   $1,059,195
                                                    -----------   ----------

INVESTING ACTIVITIES
 Payments for purchases of property, plant
   and equipment                                       (225,752)    (118,864)
 Payment for other assets                               (30,297)     (36,070)
 Proceeds from sale of equipment                          8,000            -
 Purchases of short-term investments                 (1,303,217)           -
 Maturities of short-term investments                 1,000,000            -
                                                    -----------   ----------

          Net cash used in investing
           activities                                  (551,266)    (154,934)
                                                    -----------   ----------


FINANCING ACTIVITIES
 Proceeds from issuance of common stock                  40,650       78,268
 Principal payments under capital lease
   obligations and long-term debt                      (192,744)    (214,077)
                                                    -----------   ----------

          Net cash used in financing
           activities                                  (152,094)    (135,809)
                                                    -----------   ----------

Net increase (decrease) in cash and
 cash equivalents                                      (549,940)     768,452
Cash and cash equivalents at beginning of period      1,610,640    1,546,174
                                                    -----------   ----------
Cash and cash equivalents at end of period          $ 1,060,700   $2,314,626
                                                    ===========   ==========

Supplemental information:
 Interest paid                                      $   143,382   $  164,725
                                                    ===========   ==========


See accompanying notes.

                                 STAODYN, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended August 31, 1996 are not necessarily indicative of the results that may be expected for the year ended November 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-KSB for the year ended November 30, 1995.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES

Income taxes are provided for the difference between the book and tax basis of assets and liabilities.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share is based on the weighted average number of common shares. Options and warrants outstanding during the period ended August 31, 1995 are not included in the computation of weighted average shares outstanding as their inclusion would be antidilutive due to the Company's losses. Options and warrants outstanding during the period ended August 31, 1996 are not included, as the dilutive effect is below three percent. The Company has never declared or paid a dividend to its shareholders.

CONCENTRATION OF CREDIT RISK

The Company's accounts receivable are due from approximately 400 active dealers and distributors primarily located in the United States and Canada, and from a larger number of individuals and insurance carriers throughout the United States. At August 31, 1996, no single customer accounted for more than 5% of total accounts receivable.


3.  INVENTORIES

Inventories include the following components:

                                        August 31
                                           1996
                                        ----------

                     Raw materials      $  665,176
                     Work in process       161,988
                     Finished goods      3,534,096
                                        ----------
                                        $4,361,260
                                        ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - NINE MONTHS ENDED AUGUST 31, 1996


RESULTS OF OPERATIONS

Net sales for the third quarter of 1996 were $4,834,491, an increase of $401,732 or 9% from the comparable quarter of the prior year. This increase occurred in the Company's retail sales division, due primarily to the addition of several new independent sales representative organizations. For the nine month period, sales decreased by $50,277, or less than 1%. Wholesale sales have continued to decline due to reduced sales representation and a shrinking market, offset by increased retail sales due to higher levels of patient referrals and increased sales representation.

Gross profit was $3,143,320, or 65%, for the quarter, as compared to $2,764,482, or 62%, for the third quarter of 1995. Gross margins improved in the retail business due to volume efficiencies and favorable product mix. For the nine month period, gross profit was $8,855,492, or 65%, which compares to $8,922,074, or 65%, for the first nine months of 1995.

Total operating expenses were $3,076,761 for the quarter ended August 31, 1996, as compared to $2,760,294 for the same period in the prior year. The increase of $316,467 results from increased sales and marketing expenses related to the higher level of sales. For the nine month period ended August 31, 1996, operating expenses totaled $8,701,861 as compared to $8,686,016 for the period ended August 31, 1995.

Other income (expense) in the third quarter of 1996 was $(12,633), compared to $(25,034) for 1995. For the nine month period, other income (expense) was $(40,138), as compared to $(54,652). Other income (expense) consists primarily of interest income and expense and fluctuates primarily based upon available levels of excess cash for investment.

Net income for the third quarter was $53,926, or $.01 per share, as compared to $(20,846), or $(.00) per share, for the third quarter of the prior year. For the nine months ended August 31, 1996, net income was $113,493, or $.02 per share, as compared to $181,406, or $.03 per share, for 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company provided $153,420 of cash from operations in the nine months ended August 31, 1996. Working capital at August 31, 1996 was $9,926,724 or 6.3:1, as compared to $9,432,636 or 6.9:1 at November 30, 1995. The Company believes that funds on hand are sufficient to support its existing and planned operations for at least the next twelve months.

INFLATION AND CHANGING PRICES

Inflation has had a negligible effect on the Company's operations. Governmental and other efforts to reduce healthcare spending have and may continue to affect the Company's revenues. Management anticipates continued price sensitivity in the medical marketplace.

PART II  OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None

(b)  Reports

     The Company filed an amendment to the Form 8-K submitted on May 28, 1996. The amendment added that John R. South was also appointed a member of the Board of Directors effective June 1, 1996.



                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 STAODYN, INC.
                                 (REGISTRANT)



Date:     October 14, 1996       /s/ Michael J. Newman
       ----------------------    --------------------------------------------
                                 Vice President - Finance and Administration