Form 10KSB
period 1996-11-30
STAODYN INC
filed 1997-02-28
CIK 203285

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
                                  -----------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     [FEE REQUIRED]
     For the fiscal year ended November 30, 1996

[  ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     [NO FEE REQUIRED]

     Commission File No. 0-8350
                         ------

                                 STAODYN, INC.
           ---------------------------------------------------------
                (Name of small business issuer in its charter)

          Delaware                                   84-0684224
-------------------------------       ---------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

1225 Ken Pratt Boulevard, Longmont, CO                   80501
---------------------------------------              ------------
(Address of principal executive offices)              (Zip Code)


Issuer's telephone number, including area code:  (303) 772-3631
                                                 --------------


Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

          Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01                     NASDAQ SmallCap
----------------------------                 ----------------------
    (Title of Class)                         (Name of each exchange
                                              on which registered)

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

State issuer's revenues for its most recent fiscal year.   $18,943,519
                                                           -----------

State the aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

                       $9,771,626 as of February 3, 1997

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.01 par value                            6,665,022
----------------------------                 -------------------------------
          Class                              Outstanding at February 3, 1997

Documents Incorporated by Reference: Portions of the definitive Proxy Statement with respect to the May 21, 1997 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

Transitional Small Business Disclosure format (check one):   Yes  X     No
                                                                 ---       ----

This Form 10-KSB consists of 35 pages.

                                    PART I

ITEM 1.  BUSINESS

GENERAL

     Staodyn, Inc. (the "Company" or "Staodyn") was incorporated in 1975. Staodyn designs, develops, manufactures, and markets noninvasive electrotherapeutic devices, supplies, and accessories for use by physicians, physical therapists, athletic trainers, and their patients. The Company's electrotherapeutic products are used in the treatment of chronic and acute pain and neuromuscular rehabilitation. The Company's pain management products treat chronic and acute pain with transcutaneous electrical nerve stimulation or "TENS" that delivers carefully controlled pulses of electricity through the skin to sensory nerves, thereby relieving pain without the side effects often associated with drugs or surgery. Staodyn's muscle rehabilitation devices use neuromuscular electrical stimulation ("NMES") or pulsed galvanic stimulation ("PGS") to speed recovery of normal function in muscle and other soft tissue affected by disease or trauma.

     The Company operates both a retail sales division, which sells the Company's products directly to patients, third-party payors, and medical practitioners, and a wholesale division, which sells primarily to home healthcare dealers. In 1996 the retail division accounted for 78% of the Company's sales. The Company believes that it ranks second in the domestic market for TENS and NMES products, estimated at about $150 million annually.

     The Company is continually seeking to broaden and diversify its products through internal development, by adding complementary products developed and/or manufactured by others, through acquisitions, and by entering into selected marketing arrangements with other manufacturers. By utilizing its expertise in electrotherapeutic products, the Company developed SporTX(TM), introduced in June 1995, designed primarily to accelerate recovery from athletic injuries. The Company has also developed a system, known as Dermapulse(R), for the treatment of severe skin wounds such as pressure ulcers. The commercial opportunity for this product in the U.S. is subject to FDA approval. The product is currently being marketed in Germany, and to a lesser extent in other European Union countries. The Company's retail division currently sells complementary biofeedback, dynamic splint, and iontophoresis products manufactured by others.

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

     The use of TENS for pain relief, when successful, is extremely cost effective for the third-party payor and patient. When used in a chronic pain situation, such as chronic lower back pain, TENS generally permits return to a more normal lifestyle and work, which might not be possible otherwise. In an acute pain situation (e.g., TENS used postoperatively), the cost for TENS rental should be comparable to drug cost, both of which would be nominal relative to the hospitalization and surgical costs preceding them. As a result of the ease with which drugs may be administered, TENS in an acute pain setting would normally only be used where an intolerance for drugs or risk of addiction was present. TENS selling prices tend to be in the $300-$500 range, and rentals in the $50-$100 per month range. Prices for related supplies (leads, electrodes, and gel) might average $50-$100 per patient per month. Successful treatment with a TENS device normally requires a clinician who has been trained in the use of the device and its variable parameters, such as its intensity, pulse width, rate, and mode, as well as the different types of electrodes and their placement. Such training is not difficult for most healthcare professionals.

     The Company's pain management product line consists primarily of four different products. The micro-processer-based Maxima(R) III is a multi-mode unit that is easy to use. It offers normal, modulation, and burst modes. Its Automatic Power Miser significantly extends the Maxima III's battery life up to 150 hours. The Maxima III offers strength duration modulation features and soft turn-on, a patented feature that provides for slow ramp up of the electrical current at turn- on or after current interruption. Maxima III also allows the patient to alter pulse width without having to readjust the intensity control. The Maxima(R) II is similar to the Maxima III, without the strength duration modulation or soft turn-on features. The Company also offers the Maxima(R) I, which is equivalent to a Maxima II without burst mode. The Nuwave(R) electrical stimulation system is marketed primarily for the treatment of chronic lower back pain. This product utilizes a patented electrical waveform that was based on research directed at improving the effectiveness of TENS for pain management. Nuwave does not have the adjustable parameters of the Maxima series, but is therefore simpler for patient use, and has a waveform which has been optimized for chronic lower back pain.

     A clinical trial conducted by the Pain Treatment Center of the University of Tennessee in 1990 concluded that Nuwave TENS often proves to be beneficial in patients with post-laminectomy or peripheral neuralgic pain, even if they have not responded to other TENS therapy. The study sample consisted of 98 patients suffering from chronic pain of several etiologies, who had previously tried and been unsuccessful in obtaining relief using TENS therapy. Fifty-two of the 98 patients obtained relief using a Staodyn Nuwave TENS, and in the case of those with post-laminectomy pain, the success ratio was 83%--that is, 40 of 48 patients obtained noticeable relief from pain with the Nuwave. The Company uses the results of this study to take to third-party payors on a case by case basis to differentiate this product and demonstrate the justification for higher insurance reimbursement levels. The Company's distribution strategy and marketing approach with respect to this product focuses on the physician in addition to the physical therapist markets.

     TENS devices generally are eligible for insurance reimbursement in whole or in part by Medicare, Medicaid, workers' compensation, and by most medical insurance carriers. Medicare, some workers' compensation, and private insurers have reduced, limited, and in a few cases, attempted to deny reimbursement.
TENS devices do not provide pain relief in all cases, and the industry has been subject to some abuse by medical practitioners prescribing and billing for TENS services not warranted, or not properly treating the patient. TENS therapy for pain relief is not as widely utilized by the medical profession as compared to drugs and is more difficult to administer. Pain relief also tends to be subjective.

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

Pulsed Galvanic Stimulation (PGS) Devices
-----------------------------------------

     Pulsed galvanic stimulation utilizes direct current to reduce swelling (or edema), influence local blood circulation, reduce muscle spasm, and increase range of motion.

     The Company's SporTX unit was introduced in 1995 and is targeted specifically at sports medicine applications. SporTX is an electrotherapeutic product that combines in one small, portable device, two different electrotherapeutic waveforms: (i) the pulsed galvanic current aspect of the EMS+2 neuromuscular electrical stimulator and (ii) the unique pain management features of the Nuwave transcutaneous electrical nerve stimulator.

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

     The Nuwave component is designed for relief of post-surgical and post-traumatic pain. The Company believes it may reduce or eliminate the need for analgesic drugs. Pulsed galvanic stimulation is effective at reducing edema and muscle spasm, and influencing local blood flow. This effect also contributes to pain reduction and may promote rapid return to function by increasing range of motion and preventing disuse atrophy. The Company believes this product is suited to certain medical uses, especially by sports medicine specialists and orthopedic surgeons, as well as in physical therapy, where treatment of post-surgical and post-traumatic injuries are common. The product is currently used by more than 60 professional sports teams, as well as by numerous colleges and universities.

     Dermapulse is a portable, microcomputer-based, pulsed galvanic stimulator. The technology embodied in this device is the subject of two issued U.S. patents. The disposable, single-use treatment electrode is the subject of patent filings in the United States, Canada, England, Germany, Italy, and three other European countries. In 1994 the Company formed a legal subsidiary in the Netherlands, Staodyn B.V., to facilitate the marketing of Dermapulse in the European Union.

     Since 1985, when the Company first became aware of the potential use of its electrical stimulation technology to promote the healing of wounds, it has pursued the development and approval of proprietary wound healing technology.
In addition to engineering the device and a new single-use, sterile, disposable electrode, it has conducted animal and human studies to support a PMA application to the FDA. The PMA was submitted in December 1990 and was subject to amendments in 1991 and 1992. The Company and medical experts met with FDA in August 1994. In a subsequent letter, the FDA reiterated their position that the data previously provided by the Company was not sufficient for them to approve the Company's PMA and a new clinical study was required. As a result of this, the Company withdrew its PMA in November 1994. To date, no active treatment device or therapy for wound healing has been approved by the FDA, although several companies have devices approved for other applications which are marketed "off-label" for wound care. In December 1994 the U.S. Agency for Healthcare Policy and Research issued guidelines for the treatment of pressure ulcers, which recommended "that a course of electrical stimulation be considered for Stage III and IV pressure ulcers that do not respond to conventional therapy." Total fixed assets related directly to the Dermapulse system at November 30, 1996 were approximately $286,000, net of accumulated depreciation.

     The Company conducted two human clinical trials to demonstrate the effectiveness and safety of the Dermapulse system in the treatment of pressure ulcers (also known as decubitus ulcers or bedsores). In management's opinion, each of the two clinical studies included in the Dermapulse PMA demonstrated significant improvement in the healing rate of serious pressure ulcers when used as an adjunct to standard care. These studies were carried out at a variety of institutions, including university medical centers, a Veterans Administration hospital, a hospital's specialized pressure ulcer treatment unit, and nursing homes.

     The Company has obtained the U.S. and foreign government approvals necessary to market Dermapulse in Canada and the European Union. The product is currently being marketed in Germany and the European Union. Dermapulse revenue for fiscal 1996 was approximately $220,000.

Traction Devices
----------------

     As part of its rehabilitation focus and as an adjunct to its NMES products, the Company distributes the Action Traction(R), a mechanical traction product designed to treat a variety of back ailments, including chronic low back pain, strained ligaments, muscle spasm, and similar symptoms. A similar traction product, the Cervitrak(R), is distributed to treat chronic neck pain symptoms. These products are manufactured by others.

Accessories and Supplies
------------------------

     Both the pain management and rehabilitation electrotherapeutic products require accessories and supplies, including electrodes, electrode attachment systems, conductive media, skin care products, and batteries. Patients purchase these accessories and supplies on a recurring basis. For both fiscal 1996 and 1995, sales of accessories and supplies accounted for approximately 39% of total sales. Although the Company manufactures some of the electrodes it sells, the majority of its electrodes are purchased by the Company from outside suppliers. The Company has expanded its manufacturing for electrodes, and currently manufactures all of the active sterile dressings used in the Company's Dermapulse wound management system. The Company believes that this capability will find additional profitable applications for sterile treatment electrodes.

SALES AND MARKETING

     The Company distributes its products through the retail division of Staodyn and on a wholesale basis to independent home healthcare dealers via telemarketing and through independent manufacturers' representatives. The Company supports its sales efforts with a full line of quality pain management and rehabilitation products, supported by promotional aids, educational literature, and training programs. The Company utilizes several methods to promote its products and services, including advertising in trade publications, product-oriented literature, and clinical applications literature. In addition, the Company exhibits its products at national and regional trade shows and provides clinical and technical instruction at Company-sponsored seminars.

     Most of the Company's foreign sales are in Canada and Europe, and those accounted for less than 5% of total sales in 1996 and 1995.

     The Company fills all orders for its products promptly as received, and generally maintains sufficient finished product inventory in most product lines to fill anticipated orders. The Company carries significant inventory both in-stock and at retail clinics to meet rapid delivery requirements. The Company seldom has a backlog of orders.

Retail
------

     The retail division presently sells TENS, NMES, other durable medical equipment, and related supplies to the physician, physical therapy, and rehabilitation clinic markets throughout the United States. The retail field sales force presently calls on approximately 3,000 physical therapy clinics and physician rehabilitation practices located throughout the continental United States. The Company's plans include growing the retail sales force by adding sales representatives and independent rep groups, and by acquiring dealer sales organizations. The retail division's products (devices) generally are placed in clinics on a consignment basis, and subsequently used, rented, and/or sold to patients as needed with the appropriate physician prescription and supervision.

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

Wholesale
---------

     The Company's products are also sold "wholesale" via telemarketing and in limited geographic areas by independent manufacturers' representatives, most of whom sell the Company's products and other noncompeting medical products to approximately 600 active home healthcare dealers. Independent representatives have exclusive geographic territories and are paid commissions for all sales within their territories. Sales commissions to independent sales representatives for the years ended November 30, 1996 and 1995 totaled about 6% and 8% of wholesale sales, respectively. The home healthcare dealers, also known as durable medical equipment (DME) dealers, sell or rent the products to individual users, who are referred by a physician, physical therapist, or other medical professional. To support its wholesale distribution network, the Company has employees dedicated to providing customer support, product management, field sales and account management, clinical support, and training and education.

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

     In 1994 the Company developed and brought on line new electrode manufacturing equipment. This equipment has the capacity to manufacture the treatment electrodes used in wound healing and would permit the Company to expand its in-house manufacturing capability for other electrodes used with its pain management and NMES devices. The adaptation of this equipment to either wound healing electrodes or electrodes for use with the Company's TENS or NMES products will depend upon management's analysis of the market opportunity for Dermapulse domestically and internationally.

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

     Research and development expenditures have been held relatively constant over the past several years as part of cost-containment efforts. Additional investment in research and development related to the Company's wound healing technology may occur in the future dependent upon the Company's assessment of the regulatory climate and the domestic and international market potential. The Company also pursues additional new product opportunities in its core business that require research and development expenditures. In 1995 the Company received FDA 510(k) approval for the Varapulse-2, a product that will be marketed in medical applications where an increase in blood flow would be beneficial.

COMPETITION

     Numerous other companies currently manufacture and distribute TENS and NMES devices and related accessories that compete with the Company's products. Some of these competitors have substantially greater capital resources, marketing and distribution capabilities, research and development staffs, and experience in obtaining regulatory approvals than the Company. The largest such direct competitor is Empi, which is about four times the size of the Company, with an estimated 50% market share. In terms of product offerings and marketing and distribution presence, Empi is by far the dominant competitor of the Company in the Company's markets. Other significant competitors are Rehabilicare, the TENS division of Sparta Surgical Corporation, and Henley Homecare, a subsidiary of Lasermedics, Inc.

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

PATENTS AND TRADEMARKS

     The Company has maintained the practice, where possible, of obtaining patent protection on its products and processes. As of November 30, 1996 the Company had 25 United States patents and three Canadian patents issued as well as eight foreign patents pending relating to the design and output of its products. Of the patents issued, 19 relate to TENS and related products (seven of which are for Nuwave), and four relate to Dermapulse. The Company plans to make additional patent applications as appropriate. The Company also holds several registered or applied for trademarks in the United States, including "Staodyn(R)," "Staoderm(R)," "Maxima(R)," "Nuwave(R)," "Dermapulse(R)," "SporTX(TM)," "Action Traction(R)," "Lo-Back(R)," "Cervitrak(R)," "Contress(TM)," "Soft Start(TM)," "Tuwave(R)," and "TMD(R)."

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

GOVERNMENTAL REGULATION

     Regulation by governmental authorities in the United States and other countries is a significant factor in the production and marketing of the Company's products and in its ongoing research and development activities. The FDA's Center for Devices and Radiological Health regulates medical devices.
This regulation has become increasingly stringent and the approval process more expensive and time-consuming. Whether congressionally-imposed or self-imposed regulatory reforms will occur in the future is problematical. The Company's products are subject to these regulations. The FDA's device regulations categorize devices into three regulatory classifications subject to varying degrees of regulatory control, with Class I devices being subject to the least regulatory control and Class III devices being subject to the most control. In general, Class I devices require compliance with labeling and record-keeping regulations and are subject to other general controls. Class II devices are subject to performance standards, in addition to general controls, and Class III devices, which are products that are life supporting or life sustaining, or are of substantial importance in preventing impairment of human health, require clinical testing to assure safety and effectiveness prior to marketing and distribution.

     The Company's pain management and rehabilitation devices (such as TENS, NMES, SporTX) are Class II devices, subject to a premarket notification process pursuant to Section 510(k) of the Federal Food Drug and Cosmetic Act. This regulation requires that new products being introduced into commercial distribution for the first time, or changes in existing products that could significantly affect the safety or effectiveness of the device, be preceded by a 510(k) notification containing information which establishes that the product is substantially equivalent to an existing device that is legally marketed. Once the FDA determines that the product is substantially equivalent, the Company is granted clearance to market the product.

     The Company's Dermapulse wound management system is a Class III device, subject to the Premarket Approval (PMA) regulations. In order to receive marketing approval, such devices must undergo preclinical and clinical testing in compliance with the Investigational Device Exemption (IDE) regulations, which permit human testing of the device in controlled trials. If the device is a "significant risk" device, the sponsor of the research must file an IDE application and obtain approval from the FDA prior to beginning clinical trials. If it is a "non-significant risk" device (such as Dermapulse), then the sponsor need not file an IDE, but must adhere to the provisions of the regulation, such as obtaining approval for the study from an institutional review board (IRB) or committee established for this purpose, obtaining informed consent from the patients, and adhering to good study practices, especially with regard to data integrity and record keeping.

     Upon completion of required clinical studies, results are presented in a PMA application for review by the FDA. Generally, a PMA application is given an initial review by the FDA to determine if the data are sufficiently complete and of such quality to allow a determination of safety and effectiveness for the desired claims, and the FDA will ask the sponsor questions. If after the questions are answered the PMA still does not meet FDA's criteria, it will be sent back to the sponsor as "Not Filed." If the FDA decides to "File" the application, it is then committed to take the application to an expert advisory panel with expertise relevant to the product under review. After the application is filed, the FDA undertakes additional review of the PMA and usually asks the sponsor additional questions. Once the expert advisory panel meeting is scheduled, the company presents its data to the panel, and the panel votes to recommend to FDA that it approve or not approve the PMA. The FDA has the final authority to accept or reject the panel's advice.

     FDA regulations pertain not only to human healthcare products and medical devices, but also to the processes and facilities used to manufacture such products. Among the conditions for marketing products cleared by the FDA is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the FDA's Good Manufacturing Practice (GMP) regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to ensure full technical compliance. Good Manufacturing Practice regulations require adherence to strict quality control procedures, including documentation of all aspects of the manufacturing process to demonstrate that products are made by a "controlled" process that ensures consistency and reliability of the end product. Significant changes to the manufacturing process require notification to the FDA, and all changes require documentation. The FDA has the right to conduct inspections of the manufacturing facility at any time at its discretion. The Company adheres to these regulations and has full-time quality assurance personnel. In August 1995 the FDA completed a GMP inspection of the Company's manufacturing facilities and determined that the Company was in compliance.

     The Company's products are subject to foreign regulatory approval before they may be marketed abroad. In some cases, in order to comply with foreign regulations, products have to be modified in their electronics, appearance, or labeling. In January 1996 the Company received ISO 9001 certification to the European Medical Devices Directive. Additionally, the Company's SporTX, Nuwave, and Dermapulse products and associated accessories bear the CE mark. ISO 9001 certification as well as compliance with CE requirements enable the Company to market its products in European Union countries.

     Compliance with Federal, State, and local provisions, which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, have not had a material effect upon the capital expenditures, earnings, or competitive position of the Company, nor are they expected to be significant in the future.

THIRD-PARTY REIMBURSEMENT

     Governmental and other efforts to reduce healthcare spending have effected, and will continue to effect, the Company's operating results. The cost of a significant portion of medical care in the United States is funded by government and private insurance programs, such as Medicare, Medicaid, health maintenance organizations, and private insurers, including Blue Cross/Blue Shield plans. Governmentally imposed limits on reimbursement of hospitals and other healthcare providers have significantly impacted their spending budgets. Under certain government insurance programs, a healthcare provider is reimbursed a fixed sum for services rendered in treating a patient, regardless of the actual charge for such treatment. Private third-party reimbursement plans are also developing increasingly sophisticated methods of controlling healthcare costs through redesign of benefits and exploration of more cost-effective methods of delivering healthcare. In general, these government and private cost-containment measures have caused healthcare providers to be more selective in the purchase of medical products.

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

EMPLOYEES

     On November 30, 1996 the Company employed 181 persons, 18 of whom were employed on a part-time basis, compared with a total of 165 on November 30, 1995. The Company presently has a 1983 Employee Stock Purchase Plan, a 401(k) Profit Sharing Plan, and a 1992 Stock Option Plan in effect for the benefit of its employees, which are administered by a Compensation Committee consisting of outside members of the Board of Directors. Company contributions to the 401(k) Profit Sharing Plan are partially dependent upon Company earnings, and the contributions made for fiscal 1996 and 1995 are $28,549 and $22,961, respectively. For additional information concerning these Plans, see Notes 5 and 7 to the Consolidated Financial Statements.

ITEM 2.  PROPERTIES

     The Company's Longmont, Colorado, operations occupy a single two-story building consisting of approximately 50,000 square feet. A limited liability company, of which an officer of the Company is a 16% participant, owns 26,000 square feet and 6.25 acres of related land and leases it back to the Company. The Company leases the remaining 24,000 square feet from an unrelated party. The Company has an option to purchase each leased portion at any time during a five-year period commencing July 1998. The present building sits on a site of approximately 5.9 acres, and preliminary plans exist to increase the available building area up to a maximum of 125,000 square feet as necessary. The Company has no present requirement to expand its facilities.

     The retail division's operations in Tampa, Florida, occupy approximately 9,500 square feet of leased office space. The lease was amended in February 1997 to include an additional 2,300 square feet. The lease expires in April 2001; the Company has an option to extend this lease for an additional five years after the initial period.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to ordinary and routine litigation incidental to its business, none of which is expected to have a material adverse effect on the Company's results of operation or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a stockholder vote during the last quarter of the fiscal year ended November 30, 1996.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the NASDAQ SmallCap Market under the symbol "SDYN." The following table sets forth, for the periods indicated, the range of high and low closing prices for the Common Stock as reported by NASDAQ.

     The Company has never paid a dividend and does not anticipate payment of dividends in the foreseeable future.

Fiscal year ended November 30, 1995                High    Low
                                                  ------  ------
             First Quarter                        $1.875  $1.187
             Second Quarter                       $2.125  $1.187
             Third Quarter                        $2.875  $1.687
             Fourth Quarter                       $2.375  $1.625

Fiscal year ended November 30, 1996
             First Quarter                        $1.750  $1.375
             Second Quarter                       $2.125  $1.312
             Third Quarter                        $1.750  $1.375
             Fourth Quarter                       $1.687  $1.312

          On February 3, 1997 the closing price of the Common Stock on NASDAQ was $1.50 per share. As of February 3, 1997 there were approximately 1,009 holders of record of the Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

          The Company generated cash from operations throughout the fiscal year ended November 30, 1996. Cash generated from operations totaled $235,000, compared to $1,457,000 in 1995. The decrease in cash generated from operations was due to a usage of $1,437,000 used to finance accounts receivable, due primarily to higher sales in the third and fourth quarters; this compared to a use for this purpose of $897,000 in 1995. Additionally, $774,000 was used to finance inventories, also due partially to increased demand in the third and fourth quarters; lower inventory levels had provided cash of $542,000 in 1995. These uses of cash were offset to some extent by the change in the level of accounts payable (which provided cash of $261,000 in 1996 as opposed to using cash of $232,000 in 1995); the levels of accounts payable fluctuate due to timing of payroll and check runs.

          Cash of $617,000 was used for investing activities in 1996, as compared to $445,000 in the prior year. The increase was due primarily to investments in property, plant, and equipment of $326,000, up from $108,000 in 1995. The operations in Tampa were moved to a new facility early in the second quarter, and the new facilities required some buildout as well as the installation of additional computer and communications equipment. Excess cash continues to be invested in short-term investments; the net increase in invested cash was $281,000 in 1996 and $292,000 in 1995.

          Cash used for financing activities totaled $204,000, as compared to $254,000 in 1995. The note payable to a related party was satisfied early in 1996, which resulted in $87,000 lower cash usage in 1996; this was offset by a lower amount of cash provided from the issuance of common stock (primarily through employee stock purchase plans) of $37,000.

          The Company's net working capital at November 30, 1996 was $10,200,000, with a current ratio of 5:9, as compared to $9,433,000 and 7:1 at November 30, 1995. The Company believes that funds on hand are sufficient to support its existing and planned operations for at least the next twelve months. Should additional financial resources be required, the Company believes that funds would be available from the collateralization of accounts receivable and inventory through a credit facility.

RESULTS OF OPERATIONS

Fiscal Year Ended November 30, 1996
-----------------------------------

          Net sales for the fiscal year ended November 30, 1996 were $18,943,519, an increase of $572,518 or 3% from the prior fiscal year. Retail sales increased $655,858 or 5%. This increase in retail sales was due to the expansion of the retail sales force, primarily in the second half of the year. Net sales in the second half of the year were up 11% over the same period of 1995. Two independent representative groups, who had previously been customers of the wholesale division, were added to the retail distribution network. Wholesale division sales decreased by $83,340 or 2%.

          Gross profit was $12,311,448 for the year, or 65% of net sales, as compared to $11,797,304 or 64% of net sales in 1995. The improvement in gross profit is attributable to the sales mix improvement between the retail and wholesale division sales.

          Selling, general, and administrative expenses in fiscal 1996 totaled $11,553,939, as compared to $11,083,684 in fiscal 1995. The increase of $470,255, or 5%, is due to several factors. Sales and marketing expenses were higher due to a significant expansion of the retail sales force during the year, as well as higher commissions on the higher sales in the retail division. Additionally, the Company hired a new President and

Chief Executive Officer in June 1996 in anticipation of the retirement of W. Bayne Gibson in December 1996. This resulted in increased salary and moving expenses.

          Research and development expenditures remained fairly level. Research and development expenses increased by $8,871 or 2%, to $445,814.

          Other expenses for the year ended November 30, 1996 were $54,880, as compared to $73,021 for fiscal 1995. Other income (expense) consists primarily of interest earned on short-term cash investments and interest expense on debt and capital leases. Interest earned on short-term investments increased by $23,873; interest expense decreased by $31,418 as related debt principal was decreased. These improvements, totaling $55,291, were offset by lower other income of $32,855. Other income in fiscal 1995 consisted primarily of a rebate of rent which had been paid in prior years.

          Net income for the fiscal year ended November 30, 1996 was $256,815 or $.04 per share, compared to $203,656 or $.03 per share for the fiscal year ended November 30, 1995.

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

          Selling, general, and administrative expenses were $11,084,000 for the year ended November 30, 1995 as compared to $11,278,000 for the prior year.
This decrease of $195,000, or 2%, is due primarily to a decrease in sales and marketing expenses related to the wholesale division, as sales commissions and administration expenses have been reduced consistent with the sales decrease in that division. These savings have been partially offset by increased sales commissions paid on higher sales in the retail division.

          Research and development expenses in fiscal 1995 were $437,000, an increase of 26,000 or 6% over fiscal 1994. The increase is due primarily to a higher level of activity relating to modifications required for European distribution of the Company's core products and Dermapulse.

          Other income (expense) was $(73,000) for the fiscal year ended November 30, 1995 as compared to $(79,000) for the year ended November 30, 1994. Income generated from the collection of accounts receivable for PMSI, the former parent of the retail division, decreased by $78,000, as the related receivables aged to three years. This was offset by increased interest income of $15,000 on higher levels of excess cash available for investment and by an increase of approximately $65,000 in other income (expense).

          Net income for the fiscal year ended November 30, 1995 was $204,000 or $.03 per share, compared to a net loss of $(1,322,000) or $(.24) per share for the prior year.

ITEM 7.   FINANCIAL STATEMENTS

          The information required by this item is herein on pages F-1 through F-16.

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


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

ITEM 10.  EXECUTIVE COMPENSATION

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information called for by Part III, Items 9 through 12, is incorporated by reference to sections captioned "Election of Directors," "Executive Officers," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management," and "Stock Options and Warrants" from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission on or before March 30, 1997.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

   (a)  Exhibits:
        --------

        The following documents are filed as exhibits or, where indicated, are incorporated by reference:

   No.  Exhibit Document
   ---  ----------------

   3.1  Certificate of Incorporation (1)

   3.2  Bylaws (1)

   3.3 Certificate of Merger of Staodynamics, Inc. (a Colorado corporation) into Staodynamics, Inc. (a Delaware corporation) (2)

   3.4  Amendments to the Bylaws of the Registrant (3)

   3.5  Certificate of Amendment to Certificate of Incorporation (4)

   3.6  Articles of Association of Staodyn B.V. (16)

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

   10.5 Asset Purchase Agreement dated November 6, 1992 between the Company and Technical Medical Devices, Inc. (10)

   10.6 Lease Agreement dated July 16, 1993 between the Company and 1225 Building, LLC (13)

   10.7 Lease Agreement dated July 16, 1993 between the Company and Pendleton Construction Co., Inc. (14)

   10.8 IBM Credit Corporation Term Lease Agreement and Remarketer Supplement dated July 8, 1993 (15) (Superseded)

   10.9 IBM Credit Corporation Term Lease Agreement and Remarketer Supplement dated October 11,1994* (16)

   10.10 Employment Agreement - John R. South

   21.1  Subsidiaries of the Registrant (16)

   23.1 Consent of Price Waterhouse LLP, independent auditors, to incorporation by reference of their report into Registration Statement Nos. 33-74614, 2-96535, 2-87595, and 33-42053, and in the
         prospectuses constituting part of the Registration Statement Nos. 33-46186 and 33-74464*

   27.1  Financial Data Schedule

   (b)  Reports on Form 8-K:
        -------------------

        None

   -------------------------------
   (1) Incorporated by reference from Form 10-K for fiscal year ended March 3, 1990.
   (2) Denoted as Exhibit 3.2 to Registration Statement No. 33-40195 on Form S-1 and incorporated herein by reference.
   (3) Denoted as Exhibit 3.5 to Registration Statement No. 33-40195 on Form S-1 and incorporated herein by reference.
   (4) Denoted as Exhibit 3.3 to Registration Statement No. 33-40195 on Form S-1 and incorporated herein by reference.
   (5) Denoted as Exhibit 4.1 to Registration Statement No. 33-40195 on Form S-1 and incorporated herein by reference.
   (6) Denoted as Exhibit 4.4 to Registration Statement No. 33-40195 on Form S-1 and incorporated herein by reference.
   (7) Incorporated by reference from the Company's Registration Statement No. 2-87595 on Form S-8 and as amended in Registration Statement No. 2-96535 on Form S-8.

   (8) Denoted as Exhibit 10.3 to Company's Annual Report on Form 10-K for fiscal year ended February 29, 1992 and incorporated herein by reference.
   (9) Denoted as Exhibit 10.2 to Registration Statement No. 33-40195 on Form S-1 and incorporated herein by reference.
  (10) Denoted as Exhibit 2.1 to Company's Current Report on Form 8-K dated November 15, 1992.
  (11) Denoted as Exhibit 4.2 to Registration Statement No. 33-58074 on Form S-2 and incorporated herein by reference.
  (12) Denoted as Exhibit 4.3 to Registration Statement No. 33-58074 on Form S-2 and incorporated herein by reference.
  (13) Denoted as Exhibit 10.7 to Registration Statement No. 33-58074 on Form S-2 and incorporated herein by reference.
  (14) Denoted as Exhibit 10.8 to Registration Statement No. 33-58074 on Form S-2 and incorporated herein by reference.
  (15) Denoted as Exhibit 10.9 to Registration Statement No. 33-58074 on Form S-2 and incorporated herein by reference.
  (16) Incorporated by reference from Form 10-KSB for fiscal year ended November 30, 1994.

   *  Filed as part of this report.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 STAODYN, INC.


                                                 By:  /s/ John R. South
                                                      -------------------------
                                                      John R. South
                                                      President
DATED:  February 27, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Capacity                                        Date
-----------------                                        ----


/s/ John R. South                                        February 27, 1997
--------------------------------------------
John R. South, President and Chief
Executive Officer, Principal Executive
Officer, and Director

/s/ Michael J. Newman                                    February 27, 1997
--------------------------------------------
Michael J. Newman, Vice President,
Finance and Administration, Secretary,
Principal Financial and Accounting Officer

/s/ Frederick H. Ayers                                   February 27, 1997
--------------------------------------------
Frederick H. Ayers, Director

/s/ Patrick F. Crane                                     February 27, 1997
--------------------------------------------
Patrick F. Crane, Director

/s/ W. Bayne Gibson                                      February 27, 1997
--------------------------------------------
W. Bayne Gibson, Director

/s/ Margaret S. Hansson                                  February 27, 1997
--------------------------------------------
Margaret S. Hansson, Director

/s/ Alan C. Stormo                                       February 27, 1997
--------------------------------------------
Alan C. Stormo, M.D., Director

                   Index to Consolidated Financial Statements



Report of Independent Accountants.......................................... F-2

Consolidated Balance Sheet as of November 30, 1996.................... F-3, F-4

Consolidated Statements of Operations for the years
           ended November 30, 1996 and 1995................................ F-5

Consolidated Statements of Changes in Stockholders' Equity for the years ended November 30, 1996 and 1995................................ F-6

Consolidated Statements of Cash Flows for the years
           ended November 30, 1996 and 1995........................... F-7, F-8

Notes to Consolidated Financial Statements.................... F-9 through F-16

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of Staodyn, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Staodyn, Inc. and its subsidiary at November 30, 1996 and the results of their operations and their cash flows for each of the two fiscal years in the period then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted accounting standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Boulder, Colorado
January 30, 1997

                                 Staodyn, Inc.

                           Consolidated Balance Sheet
                            As of November 30, 1996



ASSETS
Current assets:
 Cash and cash equivalents                                 $ 1,025,343
 Short-term investments                                      1,323,706
 Accounts receivable, net of allowance for doubtful
  accounts of $950,821                                       5,319,749
 Inventories, net                                            4,398,525
 Prepaid expenses and other assets                             235,220
                                                           -----------
Total current assets                                        12,302,543
                                                           -----------



Property, plant, and equipment (at cost)
 Land                                                          156,554
 Buildings and improvements                                  1,442,839
 Production and laboratory equipment                         2,330,971
 Office furniture and fixtures                                 988,799
 Data processing equipment                                   2,206,159
 Automotive equipment                                            8,153
                                                           -----------
                                                             7,133,475
 Less accumulated depreciation and amortization             (5,204,990)
                                                           -----------
                                                             1,928,485
                                                           -----------


Intangible assets:
 Product supply agreement, net of accumulated
  amortization of $360,000                                     540,000
 Goodwill, noncompete agreement, and other intangibles,
  net of accumulated amortization of $732,610                  873,457
Other assets                                                     9,967

                                                           -----------
Total assets                                               $15,654,452
                                                           ===========



See accompanying notes.

                                 Staodyn, Inc.

                           Consolidated Balance Sheet
                            As of November 30, 1996
                                  (continued)





LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
           Current portion of capitalized lease obligations       $  207,086
           Accounts payable                                          730,938
           Commissions payable                                       184,585
           Accrued payroll expense                                   502,650
           Taxes payable, other than income                          113,102
           Other accrued liabilities                                 364,229
                                                                  ----------
Total current liabilities                                          2,102,590
                                                                  ----------


Long-term debt:
           Finance obligation, net of unamortized debt expense
            of $21,681                                             1,253,319
           Capitalized lease obligations, long-term                    4,827
                                                                  ----------
Total long-term debt                                               1,258,146
                                                                  ----------

Commitments and contingencies


Stockholders' equity:
           Preferred stock - $0.01 par value; 1,000,000
            shares authorized; none issued                               --
           Common stock - $0.01 par value; 10,000,000
            shares authorized; 6,641,217 shares
            issued and outstanding                                   66,412
           Additional paid-in capital                            15,468,439
           Accumulated deficit                                   (3,241,135)
                                                                -----------
                                                                 12,293,716
                                                                -----------
Total liabilities and stockholders' equity                      $15,654,452
                                                                ===========


See accompanying notes.

                                 Staodyn, Inc.

                     Consolidated Statements of Operations



                                                 YEAR ENDED
                                                NOVEMBER 30
                                         -------------------------
                                             1996          1995
                                         -----------   -----------

Sales                                    $18,943,519   $18,371,001
Cost of sales                              6,632,071     6,573,697
                                         -----------   -----------
Gross profit                              12,311,448    11,797,304
                                         -----------   -----------


Operating expenses:
 Selling, general, and administrative     11,553,939    11,083,684
 Research and development                    445,814       436,943
                                         -----------   -----------
                                          11,999,753    11,520,627
                                         -----------   -----------
Income from operations                       311,695       276,677


Other income (expense):
 Interest income                             121,475        97,602
 Other income--related party                  13,135        17,430
 Interest expense                           (186,667)     (209,462)
 Interest expense--related party                   -        (8,623)
 Other income (expense), net                  (2,823)       30,032
                                         -----------   -----------
                                             (54,880)      (73,021)


Income before income taxes                   256,815       203,656
Income taxes                                       -             -
                                         -----------   -----------
Net income                               $   256,815   $   203,656
                                         ===========   ===========

Income per common share                  $       .04   $       .03
                                         ===========   ===========

Weighted average number of
         common shares outstanding         6,469,618     6,286,260
                                         ===========   ===========

See accompanying notes.

                                 Staodyn, Inc.

           Consolidated Statements of Changes in Stockholders' Equity

                                                  Common Stock      Additional
                                                  ------------         In        Accumulated
                                                Shares     Amount     Capital      Deficit
                                             ------------  -------  -----------  ------------
Balance at November 30, 1994                    6,214,316  $62,143  $14,975,308  $(3,701,606)
         Issuance of common stock
          upon exercise of warrants                10,000      100       11,775            -
         Issuance of common stock for
          employee stock bonus and
          employee stock purchase plans            64,720      647       75,483            -
         Issuance of common stock as
          compensation to directors                26,000      260       24,852            -
         Issuance of common stock
          as compensation                          10,000      100       18,650            -
         Net income                                     -        -            -      203,656
                                                ---------  -------  -----------  -----------
Balance at November 30, 1995                    6,325,036  $63,250  $15,106,068  $(3,497,950)

         Issuance of common stock
          for acquisition of distribution
          channels                                264,357    2,644      300,583            -
         Issuance of common stock for
          employee stock bonus and
          employee stock purchase plans            31,824      318       40,988            -
         Issuance of common stock
          as compensation to directors             20,000      200       20,800            -
         Net income                                     -        -            -      256,815
                                                ---------  -------  -----------  -----------
Balance at November 30, 1996                    6,641,217  $66,412  $15,468,439  $(3,241,135)
                                                =========  =======  ===========  ===========


See accompanying notes.

                                 Staodyn, Inc.

                     Consolidated Statements of Cash Flows


                                                                                YEAR ENDED
                                                                                NOVEMBER 30
                                                                         --------------------------
                                                                             1996          1995
                                                                         ------------  ------------

OPERATING ACTIVITIES
Net income                                                               $   256,815   $   203,656
Adjustments to reconcile net income to net cash provided by
         operating activities:
          Depreciation and amortization                                      997,842       971,545
          Provision for doubtful accounts                                    776,242       755,159
          Stock compensation                                                       -        35,284
          Loss on sale of equipment                                            2,582             -
          Accrued interest                                                   (58,000)            -
          Increase (decrease) from changes in assets and liabilities:
           Accounts receivable                                            (1,436,776)     (897,164)
           Inventories, net                                                 (773,615)      541,859
           Prepaid expenses and deposits                                     (63,508)      (35,045)
           Other assets                                                        2,819             -
           Accounts payable                                                  261,348      (231,655)
           Commissions payable                                                37,691       (16,151)
           Accrued payroll                                                    97,534       (18,382)
           Taxes payable, other than income                                    7,678        54,961
           Other current liabilities                                         126,623        92,911
                                                                         -----------   -----------
Net cash provided by operating activities                                    235,275     1,456,978
                                                                         -----------   -----------


INVESTING ACTIVITIES
Payments for purchases of property, plant, and equipment                    (325,783)     (108,081)
Payments for other noncurrent assets                                         (18,055)      (44,231)
Purchases of short-term investments                                       (2,796,097)   (3,382,661)
Maturities of short-term investments                                       2,515,000     3,090,000
Proceeds from sale of equipment                                                8,000             -
                                                                         -----------   -----------
Net cash used in investing activities                                       (616,935)     (444,973)
                                                                         -----------   -----------



See accompanying notes.

                                 Staodyn, Inc.



                                                                        YEAR ENDED
                                                                        NOVEMBER 30
                                                                 -------------------------
                                                                    1996          1995
                                                                 -----------  ------------

FINANCING ACTIVITIES
Proceeds from issuances of common stock                           $   41,306    $   77,833
Principal payments of note payable--related party                    (31,170)     (117,714)
Principal payments under capital lease obligations                  (213,773)     (214,602)
                                                                  ----------    ----------
Net cash used in financing activities                               (203,637)     (254,483)
                                                                  ----------    ----------


Net (decrease) increase in cash and cash equivalents                (585,297)      757,522
Cash and cash equivalents at beginning of period                   1,610,640       853,118
                                                                   ----------    ----------
Cash and cash equivalents at end of period                         $1,025,343    $1,610,640
                                                                   ==========    ==========

Supplemental information:
         Interest paid                                             $  186,667    $  218,085


Supplemental schedule of noncash investing activities
         Equipment acquisitions through capital lease obligations  $       -     $   31,620
         Stock issued as compensation                                  21,000        18,750
         Stock issued for acquisition of distribution channels        295,975            -
         Stock issued for purchase of inventory                         7,252            -


See accompanying notes.

                                 Staodyn, Inc.

                   Notes to Consolidated Financial Statements

                               November 30, 1996



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

          In 1994 the Company incorporated a subsidiary in the Netherlands (Staodyn B.V.) in anticipation of marketing products to the European Community. The consolidated financial statements include the accounts of this wholly-owned subsidiary.

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

          The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. Short-term investments at November 30, 1996 represent investments in commercial paper of approximately $1,324,000, whose amortized cost approximates fair market value. These securities mature within six months or less. Under Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," these securities are carried at amortized cost as the Company has both the ability and intent to hold to maturity.

FAIR VALUE OF FINANCIAL INSTRUMENTS

          The Company's financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, payables and accrued liabilities whose fair value approximates the carrying amount due to the short maturities of these instruments.

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

                 Buildings                                  30 years
                 Leasehold improvements                  5 to 15 years
                 Production and laboratory equipment      3 to 5 years
                 Office furniture and fixtures            3 to 5 years
                 Data processing equipment                3 to 5 years
                 Automotive equipment                        3 years

          Depreciation expense totaled approximately $698,000 and $740,000 for the fiscal years ended November 30, 1996 and 1995, respectively.

                                 Staodyn, Inc.

                   Notes to Consolidated Financial Statements

                               November 30, 1996



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS

    Intangible assets are amortized over the following estimated useful lives:

                   Product supply agreement        10 years
                   Goodwill                     3 to 20 years
                   Noncompete agreement             5 years

RESEARCH AND DEVELOPMENT

    The Company expenses all research and development costs as incurred.

EARNINGS PER SHARE

    Earnings per common share are based on the weighted average number of common and common equivalent shares, including dilutive common stock options and warrants outstanding during the year. Options and warrants outstanding during the fiscal years ended November 30, 1996 and 1995 are not included in the computation of weighted average shares outstanding as their inclusion results in a dilution of less than three percent.

CONCENTRATION OF CREDIT RISK

    The Company's accounts receivable are due from a large number of insurance carriers and individuals throughout the United States and from approximately 600 active medical product dealers and distributors.

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

2.  ASSET ACQUISITIONS

          On November 15, 1992 the Company purchased substantially all of the assets, excluding accounts receivable, of Technical Medical Devices, Inc. (TMD), a wholly-owned medical products distribution subsidiary of Pharmacy Management Services, Inc. (PMSI). In conjunction with the purchase, the Company entered into a transition support agreement with PMSI whereby PMSI agreed to provide operating facilities and support services subsequent to the purchase. During fiscal 1996 and 1995, expenses totaling approximately $42,250 and $136,500, respectively, were paid to PMSI for support services under this agreement.

                                 Staodyn, Inc.

                   Notes to Consolidated Financial Statements

                               November 30, 1996



2.  ASSET ACQUISITIONS (CONTINUED)

    PMSI's ownership percentage is approximately 18% as of November 30, 1996. The shareholder agreement granted PMSI demand registration rights after June 30, 1994. PMSI was acquired by Beverly Enterprises in June 1995.

    In connection with the purchase of two distribution channels during 1996, the Company issued 264,357 shares of unissued, restricted common stock. The holders of these shares have demand registration rights effective in 1998. Approximately 71,000 shares are subject to a contingent guarantee which provides that the number of shares issued may be adjusted as of August 12, 1998. Such shares will be increased proportionately should the value of these shares fall below $87,500, or decreased proportionately if the value exceeds $125,000.

3.  INVENTORIES

     Inventories at November 30, 1996 include the following components:

               Raw materials                                        $  684,860
               Work in process                                          46,450
               Finished goods                                        3,667,215
                                                                    ----------
                                                                    $4,398,525
                                                                    ==========

4.  LONG-TERM DEBT

     Long-term debt at November 30, 1996 consists of the following:

               Finance obligation, net                              $1,253,319
               Capitalized lease obligations                           211,913
                                                                    ----------
                                                                     1,465,232
               Less current portion                                   (207,086)
                                                                    ----------
                                                                    $1,258,146
                                                                    ==========

FINANCE OBLIGATION--SALE AND LEASEBACK OF BUILDING

     In July 1993 the Company completed a sale and leaseback transaction on the owned portion of its facilities and related land in Longmont, Colorado. The property was sold to a limited liability company (LLC) for $1,275,000 in cash. The sale and leaseback transaction is accounted for as a financing; the sales price (net of unamortized debt expenses) is reflected as a long-term financing obligation and the operating lease payments as interest until the earlier of the end of the lease term or the exercise of the purchase option included in the lease. The building and related improvements are carried as assets on the Company's books and depreciated. One of the officers of the Company is a minority (16%) participant in the LLC.

     The financing obligation will mature in July 2003.

                                 Staodyn, Inc.

                   Notes to Consolidated Financial Statements

                               November 30, 1996



4.  LONG-TERM DEBT (CONTINUED)

CAPITALIZED LEASE OBLIGATIONS

     The capitalized lease obligations relate to certain production, data processing, and office equipment. Original cost and accumulated depreciation of assets under capital leases at November 30, 1996 are:

        Cost                                     $ 866,489
        Less accumulated depreciation             (728,103)
                                                 ---------
                                                 $ 138,386
                                                 =========

     Future minimum lease payments at November 30, 1996 for these leases are as follows:

        1997                                     $ 222,373
        1998                                         4,104
        1999                                         1,390
                                                 ---------
        Total minimum lease payments               227,867
        Less amounts representing interest         (15,954)
                                                 ---------
        Present value of lease payments            211,913
        Less current portion                      (207,086)
                                                 ---------
                                                 $   4,827
                                                 =========

5.  PROFIT SHARING PLAN

     All full-time employees who have completed at least one year of service are eligible to participate in the Company's 401(k) Plan. The Plan meets the requirements of Section 401(k) of the Internal Revenue Code, and total Company contributions are limited to 50% of the aggregate employee contributions to the Plan, subject to a maximum amount of 3% of regular compensation for each employee. The rules applicable to Section 401(k) may also serve to further limit the Company's contributions to the Plan, particularly with respect to highly compensated employees. Company expense for contributions to the Plan was approximately $28,500 and $23,000 for fiscal 1996 and 1995, respectively.

6.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases land and a building in Longmont, Colorado, under two operating leases expiring in July 2003. The leases call for payments totaling $219,500 per year; the annual payments may be adjusted in fiscal 1998 based upon the prime rate at the anniversary date of the leases. Each lease gives the Company the option to purchase the respective property at any time after the fifth year of the lease (July 1998); the purchase option prices vary based upon the year exercised and range from 110% of an established price in the fifth year to 120% in the tenth year (the established price is $1,275,000 for the portion which was sold and leased back; $720,000 for the second lease). Total interest expense in fiscal 1996 and 1995 was $140,250 in each year for the portion sold and leased back. Total rent expense was $79,200 for the remaining portion in both fiscal 1996 and 1995.

                                 Staodyn, Inc.

                   Notes to Consolidated Financial Statements

                               November 30, 1996



6.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

OPERATING LEASES (CONTINUED)

          The Company subleased building space for its operation in Tampa, Florida, from PMSI under an operating lease which expired in March 1996. Total rent expense under this lease was $41,068 and $100,100 in fiscal 1996 and 1995, respectively. Additionally, the Company leased a separate warehouse facility under an operating lease which expired in February 1996. A portion of this facility was subleased to PMSI in September 1995 for approximately $2,700 per month, or a total of $17,242 and $8,300 in 1996 and 1995, respectively. Rent expense under this lease, net of sublease income, was $3,025 and $28,000 in fiscal 1996 and 1995, respectively.

          The Company leased new office facilities for its operation in Tampa, Florida, in May of 1996. This lease was amended to include additional office space in January of 1997. The lease, which expires in April of 2001, calls for total monthly payments of approximately $12,000. Total rent expense under this lease was $60,713 for fiscal 1996.

          The Company also leases various equipment under noncancelable operating leases. Total rent expense under these leases was approximately $11,500 and $23,000 in each of the years ended November 30, 1996 and 1995, respectively.

          Future minimum lease payments for all noncancelable operating leases and subleases having remaining terms in excess of one year as of November 30, 1996 are as follows:

                         1997                               $  356,967
                         1998                                  361,693
                         1999                                  366,623
                         2000                                  372,505
                         2001                                  284,412
                         Thereafter                            356,606
                                                            ----------
                         Total minimum lease obligations    $2,098,806
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

                                 Staodyn, Inc.

                   Notes to Consolidated Financial Statements

                               November 30, 1996



7.  STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

  Stock option activity was as follows:

                                                       PRICE PER
                                          SHARES         SHARE
                                          -------      ---------

  Outstanding at November 30, 1994        230,500   $1.81  -  $5.25
   Granted                                 88,000    1.25  -   2.50
   Canceled                               (46,000)   1.41  -   4.38
                                          -------

  Outstanding at November 30, 1995        272,500    1.25  -   5.25
   Granted                                138,000    1.38  -   1.97
   Canceled                                (4,001)   1.38  -   3.38
                                          -------

  Outstanding at November 30, 1996        406,499   $1.25  -  $5.25
                                          =======

  At November 30, 1996:
   Number of shares exercisable           189,841
   Number of shares authorized and
    available for future grant             49,001

STOCK PURCHASE PLAN

          The 1983 Employee Qualified Stock Purchase Plan (the ESPP) permits employees to purchase a maximum of 400,000 shares of the Company's common stock. Eligible employees are offered the right to purchase shares semiannually in June and December at a purchase price equal to 85% of the lesser of the fair market value on either the first or the last business day of the purchase period. Participants may contribute up to 10% of their regular base pay toward the purchase of the shares. During the fiscal years ended November 30, 1996 and 1995, 29,424 and 58,170 shares were purchased at an average price of $1.26 and $1.14 per share, respectively. At November 30, 1996 there were 53,939 shares authorized and available for issuance under the ESPP.

STOCK WARRANTS

          In connection with the Company's November 1993 public offering, underwriters were granted Unit Purchase Options entitling the underwriters to purchase up to 130,000 units for $6.75 per unit. These options are currently exercisable and expire in November 1998.

STOCK-BASED COMPENSATION

          Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" was issued in 1995 with an effective date for fiscal years beginning after December 15, 1995. The Company has elected that upon adoption in fiscal year 1997, they will continue to measure compensation cost using the

                                 Staodyn, Inc.

                   Notes to Consolidated Financial Statements

                               November 30, 1996



7.  STOCKHOLDERS' EQUITY (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and will make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting as defined in SFAS 123 had been applied.

8.  INCOME TAXES

          The Company has net operating loss carryforwards of approximately $1,370,000 expiring from 2006 to 2010. The Company has general business tax credit carryforwards of approximately $296,000 expiring from 1997 to 2005.

          Utilization of net operating losses and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

          A valuation allowance is recorded against deferred tax assets to the extent that management considers that it is unlikely whether such deferred tax assets will be realized. Management has considered a variety of factors, both positive and negative evidence, in reaching this conclusion, which is based primarily on the cumulative operating loss over the last three years. Significant components of the Company's deferred tax assets and liabilities at November 30 are as follows:

                                                     1996          1995

    Deferred tax liabilities:                     $         -   $    (9,259)
     Property and equipment                       -----------   -----------

    Deferred tax assets:
     Sale and leaseback                               311,091       309,870
     Accounts receivable reserves and allowances      484,049       714,166
     Inventory                                        245,753       331,806
     Accrued liabilities                              108,110        77,703
     Contribution carryforwards                        16,629        15,417
     Property and equipment                            59,817             -
     Alternative minimum tax credits                    5,729         5,729
     General business tax credits                     296,486       296,486
     Net operating loss carryforwards                 517,256       437,708
                                                  -----------   -----------
         Subtotal                                   2,044,920     2,188,885
     Valuation allowance                           (2,044,920)   (2,179,626)
                                                  -----------   -----------
        Total deferred tax assets                           -         9,259
                                                  -----------   -----------
            Net deferred tax assets (liability)   $         -   $         -
                                                  ===========   ===========

                                 Staodyn, Inc.

                   Notes to Consolidated Financial Statements

                               November 30, 1996



8.  INCOME TAXES (CONTINUED)

      A reconciliation between the Company's actual income tax expense and income taxes computed by applying the federal statutory rate of 34% is as follows:

                                                  NOVEMBER 30   NOVEMBER 30
                                                     1996          1995
                                                  -----------   -----------

      Computed income tax expense at the
            statutory rate                          $  87,300      $ 69,200

      Effect of net operating losses                 (130,700)      (98,100)
            Goodwill amortization                      21,800         9,300
            Nondeductible T & E                        13,400        13,600
            Effect of state income taxes                8,500         8,700
            Other                                        (300)       (2,700)
                                                    ---------      --------
                                                    $       -      $      -
                                                    =========      ========

9.  RELATED PARTY TRANSACTIONS

      The Company sells products to PMSI under the terms of the Product Supply Agreement entered into in conjunction with the acquisition of TMD. Sales to PMSI under this agreement totaled approximately $228,000 and $217,000 in the years ended November 30, 1996 and 1995, respectively.

      Additionally, the Company provided services related to the collection of pre-acquisition accounts receivable for PMSI for which fees are received. Total income under this agreement was approximately $13,000 and $17,500 for the years ended November 30, 1996 and 1995, respectively.