Form 10QSB
period 1997-02-28
STAODYN INC
filed 1997-04-14
CIK 203285

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


             February 28, 1997                   0-8350
      ------------------------------  ----------------------------
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



                                   6,660,022
--------------------------------------------------------------------------------
      (Number of shares of common stock outstanding as of March 31, 1997)

PART I.  FINANCIAL INFORMATION


                                 STAODYN, INC.
                                 BALANCE SHEET
                                  (Unaudited)

                                                          February 28
                                                              1997
                                                          ------------

ASSETS

Current Assets
       Cash and cash equivalents                          $   654,101
       Short-term investments                               1,343,168
       Accounts receivable, net                             5,214,464
       Inventories                                          4,639,957
       Prepaid expenses and deposits                          231,350
                                                          -----------
           Total current assets                            12,083,040

Property, Plant, and Equipment, Net                         1,840,089

Other Assets
       Patents and intangibles, net                           817,277
       Product supply agreement, net                          517,500
       Other                                                   11,851
                                                          -----------

Total Assets                                              $15,269,757
                                                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
       Current portion of long-term debt                  $   154,554
       Accounts payable                                       624,242
       Accrued expenses and other liabilities                 882,880
                                                          -----------
           Total current liabilities                        1,661,676

Long-Term Debt                                              1,257,571

Commitments and Contingencies

Stockholders' Equity
       Preferred stock - $0.01 par value; 1,000,000
         shares authorized; none issued
       Common stock - $0.01 par value; 10,000,000
         shares authorized; 6,665,022 shares issued            66,650
       Additional paid-in capital                          15,494,623
         Accumulated deficit                               (3,178,130)
                                                          -----------
                                                           12,383,143

       Less Treasury stock (at cost) - 22,000 shares          (32,633)
                                                          -----------
                                                           12,350,510
                                                          -----------

Total Liabilities and Stockholders' Equity                $15,269,757
                                                          ===========

See accompanying notes.

                                 STAODYN, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                        Three Months Ended
                                                ---------------------------------
                                                    February 28      February 29
                                                       1997              1996
                                                -------------------  ------------

Net Sales                                               $5,008,223    $4,150,298

Cost of Sales                                            1,814,692     1,417,646
                                                        ----------    ----------

Gross Profit                                             3,193,531     2,732,652
                                                        ----------    ----------

Operating Expenses
         Selling, general and administrative             3,011,880     2,551,153
         Research and development                          106,145       125,171
                                                        ----------    ----------
                                                         3,118,025     2,676,324
                                                        ----------    ----------

Income from Operations                                      75,506        56,328

Other Income (Expense), Net                                (12,780)      (17,038)
                                                        ----------    ----------

Income Before Taxes                                         62,726        39,290

Income Tax Expense (Benefit)                                     -             -
                                                        ----------    ----------

Net Income                                              $   62,726    $   39,290
                                                        ==========    ==========

Income per Common Share                                 $      .01     $      .01
                                                        ==========     ==========


Weighted Average Number of Common
         Shares Outstanding                              6,643,656      6,335,865
                                                        ==========     ==========


See accompanying notes.

                                 STAODYN, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                          Three Months Ended
                                                ------------------------------------
                                                    February 28       February 29
                                                       1997              1996
                                                ------------------  ----------------

NET CASH (USED IN) PROVIDED BY OPERATING
         ACTIVITIES                                    $(222,057)        $ 234,897
                                                       ---------         ---------

INVESTING ACTIVITIES
         Payments for purchases of property, plant
           and equipment                                 (83,706)          (18,911)
         Payment for other assets                         (5,622)          (23,562)
         Purchases of short-term investments            (824,721)                -
         Maturities of short-term investments            825,000           500,000
                                                       ---------         ---------

                  Net cash (used in) provided by
                   investing activities                  (89,049)          457,527
                                                       ---------         ---------
FINANCING ACTIVITIES
         Proceeds from issuance of common stock           26,422            16,895
         Principal payments under capital lease
           obligations and long-term debt                (53,925)          (86,702)
         Purchases of treasury stock                     (32,633)                -
                                                       ---------         ---------

                  Net cash used in financing
                   activities                            (60,136)          (69,807)
                                                       ---------         ---------

Net (decrease) increase in cash and cash
         equivalents                                    (371,242)          622,617
Cash and cash equivalents at beginning of period       1,025,343         1,610,640
                                                       ---------         ---------
Cash and cash equivalents at end of period            $  654,101        $2,233,257
                                                      ==========         =========

Supplemental information:
         Interest paid                                $   41,669        $   50,582




See accompanying notes.

                                 STAODYN, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year ending November 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-KSB for the year ended November 30, 1996.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES

Deferred income taxes are provided for the difference between the book and tax basis of assets and liabilities.

EARNINGS PER SHARE

Earnings (loss) per common share is based on the weighted average number of common and common equivalent shares, including dilutive common stock options and warrants, outstanding during the period. Options and warrants outstanding during the fiscal quarter ended February 28, 1997 are not included in the computation of weighted shares outstanding as their inclusion results in a dilution of less than three percent. The Company has never declared or paid a dividend to its shareholders.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, payables, and accrued liabilities whose fair value approximates the carrying amount due to the short maturities of these instruments.

                                 STAODYN, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (Continued)



3.  INVENTORIES

Inventories include the following components:

                                            February 28
                                               1997
                                            -----------

         Raw Materials                       $  717,429
         Work in process                         84,979
         Finished goods                       3,837,549
                                             ----------

                                             $4,639,957
                                             ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -THREE MONTHS ENDED FEBRUARY 28, 1997


RESULTS OF OPERATIONS

Net sales for the first quarter of 1997 were $5,008,223, an increase of $857,925 or 21% from the comparable quarter of 1996. The increase was incurred in both the retail and wholesale divisions. Retail sales increased approximately $810,000 due primarily to the addition of two independent representative groups in the second half of fiscal 1996. Wholesale sales increased approximately $41,000 from the comparable prior period.

Gross profit was $3,193,531 or 63.8%, as compared to $2,732,652 or 65.8% in the comparable quarter of the prior year. Product shipment costs increased by approximately 1.2% of net sales between the first quarters of 1996 and 1997. The balance of the decline in gross profit between the two periods is due to changes in sales mix.

Total operating expenses were $3,118,025, an increase of $441,701 or 17% over the first quarter of 1996. The increase was due primarily to sales support expenses and higher commissions on higher sales in the retail division.

Other income (expense) for the period was $(12,780), compared to $(17,038) in the first quarter of the prior year. Net expense consists primarily of interest income and expense.

The Company generated net income of $62,726 or $.01 per share for the quarter, as compared to $39,290 or $.01 per share for the comparable quarter of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

Company operations used cash of $222,057 in the quarter ended February 28, 1997. Most of the cash usage was to finance higher inventory levels required to support increased sales activity. Working capital at February 28, 1997 was $10,421,364, with a current ratio of 7.3:1. This compares favorably to $10,199,953 or 5.9:1 at November 30, 1996. The Company believes that funds on hand are sufficient to support its existing and planned operations for at least the next twelve months.


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


                                    STAODYN, INC.
                                    (REGISTRANT)



Date:    April 14, 1997             /s/Michael J. Newman
       ------------------           --------------------------------------------
                                    Vice President - Finance and Administration