Form 10QSB
period 1997-05-31
STAODYN INC
filed 1997-07-15
CIK 203285

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


          May 31, 1997                                          0-8350
---------------------------------                   ----------------------------
       (For Quarter Ended)                             (Commission File Number)



                                  STAODYN, INC.
            ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)



          Delaware                                          84-0684224
----------------------------                   ---------------------------------
 (State of Incorporation)                      (IRS Employer Identification No.)



             1225 Ken Pratt Blvd., Longmont, CO                80501
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




                                   6,690,322
      -- ----------------------------------------------------------------
      (Number of shares of common stock outstanding as of June 30, 1997)

PART I.  FINANCIAL INFORMATION


                                 STAODYN, INC.
                                 BALANCE SHEET
                                  (Unaudited)

                                                     May 31
                                                      1997
                                                  ------------

ASSETS

Current Assets
 Cash and cash equivalents                        $   799,687
 Short-term investments                             1,234,441
 Accounts receivable, net                           5,370,291
 Inventories                                        4,724,358
 Prepaid expenses and other assets                    298,694
                                                  -----------
  Total current assets                             12,427,471

Property, Plant and Equipment, Net                  1,755,658

Other Assets
 Patents and intangibles, net                         756,977
 Product supply agreement, net                        495,000
 Other                                                 11,348
                                                  -----------

Total Assets                                      $15,446,454
                                                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Current portion of long-term debt                $    99,516
 Accounts payable                                     677,658
 Accrued expenses and other liabilities               993,617
                                                  -----------
  Total current liabilities                         1,770,791

Long-Term Debt                                      1,257,721

Commitments and Contingencies

Stockholders' Equity
 Preferred stock - $0.01 par value; 1,000,000
  shares authorized; none issued                            -
 Common stock - $0.01 par value; 10,000,000
  shares authorized; 6,690,322 shares issued           66,903
 Additional paid-in capital                        15,518,262
 Accumulated deficit                               (3,091,532)
                                                  -----------
                                                   12,493,633

 Less treasury stock (at cost) - 54,000 shares        (75,691)
                                                  -----------
                                                   12,417,942
                                                  -----------

Total Liabilities and Stockholders' Equity        $15,446,454
                                                  ===========

See accompanying notes.

                                 STAODYN, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                   Three Months Ended         Six Months Ended
                                ------------------------  -------------------------
                                  May 31       May 31        May 31       May 31
                                   1997         1996          1997         1996
                                -----------  -----------  ------------  -----------

Net Sales                       $5,413,326   $4,684,077   $10,421,549   $8,834,375

Cost of Sales                    1,941,863    1,704,557     3,756,555    3,122,203
                                ----------   ----------   -----------   ----------

Gross Profit                     3,471,463    2,979,520     6,664,994    5,712,172
                                ----------   ----------   -----------   ----------

Operating Expenses
 Selling, general and
   administrative                3,252,266    2,819,712     6,264,146    5,370,865
 Research and development          118,440      129,064       224,585      254,235
                                ----------   ----------   -----------   ----------
                                 3,370,706    2,948,776     6,488,731    5,625,100
                                ----------   ----------   -----------   ----------

Income from Operations             100,757       30,744       176,263       87,072

Other Income (Expense), Net        (13,880)     (10,467)      (26,660)     (27,505)
                                ----------   ----------   -----------   ----------

Income Before Income Taxes          86,877       20,277       149,603       59,567

Income Tax Expense (Benefit)             -            -             -            -
                                ----------   ----------   -----------   ----------

Net Income                      $   86,877   $   20,277   $   149,603   $   59,567
                                ==========   ==========   ===========   ==========


Income per Common Share         $      .01   $        -   $       .02   $      .01
                                ==========   ==========   ===========   ==========


Weighted Average Number of
 Common Shares Outstanding       6,647,758    6,381,475     6,644,350    6,358,717
                                ==========   ==========   ===========   ==========


See accompanying notes.

                                 STAODYN, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                             Six Months Ended
                                                        -----------------------
                                                          May 31       May 31
                                                           1997         1996
                                                        ----------   ----------
NET CASH (USED IN) PROVIDED BY
 OPERATING ACTIVITIES                                   $  (28,445)  $  276,609
                                                        ----------   ----------

INVESTING ACTIVITIES
 Payments for purchases of property, plant
   and equipment                                          (154,744)    (179,302)
 Payment for other assets                                  (10,286)     (28,882)
 Purchases of short-term investments                      (388,655)    (501,365)
 Maturities of short-term investments                      515,000    1,000,000
                                                        ----------   ----------
           Net cash (used in) provided by
             investing activities                          (38,685)     290,451
                                                        ----------   ----------

FINANCING ACTIVITIES
 Proceeds from issuance of common stock                     26,796       17,907
 Principal payments under capital lease
   obligations and long-term debt                         (109,631)    (139,923)
 Purchases of treasury stock                               (75,691)           -
                                                        ----------   ----------

           Net cash used in financing
             activities                                   (158,526)    (122,016)
                                                        ----------   ----------

Net (decrease) increase in cash and cash equivalents      (225,656)     445,044
Cash and cash equivalents at beginning of period         1,025,343    1,610,640
                                                        ----------   ----------
Cash and cash equivalents at end of period              $  799,687   $2,055,684
                                                        ==========   ==========

Supplemental information:
 Interest paid                                          $   81,485   $   98,568
                                                        ==========   ==========


See accompanying notes.

                                 STAODYN, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended May 31, 1997 are not necessarily indicative of the results that may be expected for the year ending November 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-KSB for the year ended November 30, 1996.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES

Deferred income taxes are provided for the difference between the book and tax basis of assets and liabilities.

EARNINGS PER SHARE

Earnings (loss) per common share is based on the weighted average number of common and common equivalent shares, including dilutive common stock options and warrants, outstanding during the period. Options and warrants outstanding during the fiscal quarter ended May 31, 1997 are not included in the computation of weighted shares outstanding as their inclusion results in dilution of less than three percent. The Company has never declared or paid a dividend to its shareholders.

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

                                 STAODYN, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (Continued)



3.  INVENTORIES

Inventories include the following components:

                                       May 31
                                        1997
                                     ----------

                  Raw Materials      $  742,050
                  Work in process        82,753
                  Finished goods      3,899,555
                                     ----------
                                     $4,724,358
                                     ==========


4.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997 the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies revised computational guidelines, presentation and disclosure requirements for earnings per share and supersedes Accounting Principal Board Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted; however, upon adoption, SFAS No. 128 requires restatement of all prior period earnings per share information. The Company believes adoption of SFAS 128 will not have a material impact on its reported earnings per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -SIX MONTHS ENDED MAY 31, 1997

RESULTS OF OPERATIONS

Net sales for the fiscal 1997 second quarter were $5,413,326, an increase of $729,249 or 16% over the comparable quarter of the prior year. For the six month period, sales increased by $1,587,174 or 18%. The majority of this increase is attributable to the addition of two independent representative groups in the second half of fiscal 1996.

Gross profit was $3,471,463 or 64%, as compared to $2,979,520 or 64% for the second quarter of the prior year. For the six month period, gross profit was $6,664,994 or 64%, which compares to $5,712,172 or 65% for the six months ended May 31, 1996. Gross profit has remained steady due to relatively stable product mix and pricing.

Total operating expenses were $3,370,706 for the second quarter of 1997, which represents an increase of $421,930 or 14%. For the six month period, operating expenses increased by $863,631 or 15% to $6,488,731. Most of this increase is due to additional sales support expenses as well as higher commissions paid on higher sales levels.

Other income(expense) for the quarter was $(13,880), as compared to $(10,467) for the comparable quarter of the prior year. For the six month period, other income (expense) was $(26,660) and $(27,505) for the current and prior year, respectively. Other income(expense) consists primarily of interest income and expense.

LIQUIDITY AND CAPITAL RESOURCES

Company operations used cash of $28,445 in the six month period ended May 31, 1997, primarily to finance increased inventory levels. Working capital at May 31, 1997 was $10,656,950, or 7.0:1. This compares favorably to $10,199,953 or
5.9:1 at November 30, 1996. The Company believes that funds on hand are sufficient to support its existing and planned operations for at least the next twelve months.

INFLATION AND CHANGING PRICES

Inflation has had a negligible effect on the Company's operations. Governmental and other efforts to reduce healthcare spending have and may continue to affect the Company's revenues. Management anticipates continued price sensitivity in the medical marketplace.

PART II  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Staodyn, Inc. was held on May 21, 1997. At this meeting, John R. South and Margaret S. Hansson were elected as directors. Other directors continuing in office are Dr. Alan C. Stormo, Frederick H. Ayers, W. Bayne Gibson and Patrick F. Crane.

Matters voted on at the meeting and the voting tabulations are as follows:

                                            VOTING TABULATIONS

Description of Matter                  For     Against  Withheld  Abstained
----------------------------------     ---     -------  --------  ---------
Election of Directors
   John R. South                    6,015,580        -   138,985          -
   Margaret S. Hansson              6,015,610        -   138,955          -

Amendment to the 1992 Stock
 Option Plan to increase the
 number of shares available
 for purchase by 200,000            3,476,661  371,856         -     67,494

Amendment to the 1983 Employee
 Qualified Stock Purchase Plan
 to increase the number of
 shares available for purchase
 by 200,000                         3,475,733  365,384         -     74,594

Approval of Price Waterhouse LLP
 as Independent Auditors for the
 Year Ending November 30, 1997      5,896,078  230,257         -     28,230

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None

(b)  Reports

     None

                            SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      STAODYN, INC.
                                      (REGISTRANT)


Date:      July 12, 1997              /s/Michael J. Newman
       ---------------------          ----------------------------
                                      Vice President - Finance and
                                      Administration