Form 10QSB
period 1997-08-31
STAODYN INC
filed 1997-10-15
CIK 203285

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


              August 31, 1997                      0-8350
      --------------------------------  ----------------------------
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


                       Yes      X          No
                           -----------        -------------



                                   6,708,065
--------------------------------------------------------------------------------
    (Number of shares of common stock outstanding as of September 30, 1997)

PART I.  FINANCIAL INFORMATION


                                 STAODYN, INC.
                                 BALANCE SHEET


                                                   August 31    November 30
                                                      1997          1996
                                                  ------------  ------------
                                                  (unaudited)
ASSETS

Current Assets
 Cash and cash equivalents                        $   965,636   $ 1,025,343
 Short-term investments                             1,182,075     1,323,706
 Accounts receivable, net                           5,368,468     5,319,749
 Inventories, net                                   4,636,568     4,398,525
 Prepaid expenses and other assets                    177,517       235,220
                                                  -----------   -----------
   Total current assets                            12,330,264    12,302,543

Property, Plant and Equipment, Net                  2,007,139     1,928,485

Other Assets
 Patents and intangibles, net                         687,543       873,457
 Product supply agreement, net                        472,500       540,000
 Other                                                 11,348         9,967
                                                  -----------   -----------
                                                  $15,508,794   $15,654,452
                                                  ===========   ===========
Total Assets

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Current portion of long-term debt                $    89,436   $   207,086
 Accounts payable                                     379,157       730,938
 Accrued expenses and other liabilities             1,012,884     1,164,566
                                                  -----------   -----------
  Total current liabilities                         1,481,477     2,102,590

Long-Term Debt                                      1,484,876     1,258,146

Commitments and Contingencies

Stockholders' Equity
 Preferred stock - $0.01 par value; 1,000,000
   shares authorized; none issued                           -             -
 Common stock - $0.01 par value; 10,000,000
   shares authorized; 6,707,165 shares issued
   in 1997 and 6,641,217 in 1996                       67,072        66,412
 Additional paid-in capital                        15,537,718    15,468,439
 Accumulated deficit                               (2,978,111)   (3,241,135)
                                                  -----------   -----------
                                                   12,626,679    12,293,716

 Less treasury stock (at cost) - 60,000 shares        (84,238)            -
                                                  -----------   -----------
                                                   12,542,441    12,293,716
                                                  -----------   -----------

Total Liabilities and Stockholders' Equity        $15,508,794   $15,654,452
                                                  ===========   ===========

See accompanying notes.

                                 STAODYN, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                    Three Months Ended         Nine Months Ended
                                 ------------------------  --------------------------
                                  August 31    August 31    August 31     August 31
                                    1997         1996          1997          1996
                                 -----------  -----------  ------------  ------------

Net Sales                        $5,278,192   $4,834,491   $15,699,741   $13,668,866

Cost of Sales                     1,847,156    1,691,171     5,603,711     4,813,374
                                 ----------   ----------   -----------   -----------

Gross Profit                      3,431,036    3,143,320    10,096,030     8,855,492
                                 ----------   ----------   -----------   -----------

Operating Expenses
 Selling, general and
   administrative                 3,184,390    2,980,100     9,448,536     8,350,963
 Research and development           119,232       96,661       343,817       350,898
                                 ----------   ----------   -----------   -----------
                                  3,303,622    3,076,761     9,792,353     8,701,861
                                 ----------   ----------   -----------   -----------

Income (Loss) from Operations       127,414       66,559       303,677       153,631

Other Income (Expense), Net         (13,993)     (12,633)      (40,653)      (40,138)
                                 ----------   ----------   -----------   -----------

Income (Loss) Before
 Income Taxes                       113,421       53,926       263,024       113,493

Income Tax Expense (Benefit)              -            -             -             -
                                 ----------   ----------   -----------   -----------

Net Income (Loss)                $  113,421   $   53,926   $   263,024   $   113,493
                                 ==========   ==========   ===========   ===========

Income (Loss) Per Common Share   $      .02   $      .01   $       .04   $       .02
                                 ==========   ==========   ===========   ===========

Weighted Average Number of
 Common Shares Outstanding        6,642,434    6,519,882     6,644,587     6,412,685
                                 ==========   ==========   ===========   ===========


See accompanying notes.

                                 STAODYN, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                        Nine Months Ended
                                                  ------------------------------
                                                      August 31      August 31
                                                         1997           1996
                                                     -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES           $   252,978   $   153,420
                                                    -----------   -----------

INVESTING ACTIVITIES
 Payments for purchases of property, plant
   and equipment                                       (288,472)     (225,752)
 Payment for other assets                               (11,206)      (30,297)
 Proceeds from sale of equipment                              -         8,000
 Purchases of short-term investments                 (1,166,289)   (1,303,217)
 Maturities of short-term investments                 1,362,000     1,000,000
                                                    -----------   -----------

          Net cash used in investing
            activities                                 (103,967)     (551,266)
                                                    -----------   -----------


FINANCING ACTIVITIES
 Proceeds from issuance of common stock                  46,421        40,650
 Principal payments under capital lease
   obligations and long-term debt                      (170,901)     (192,744)
 Purchases of treasury stock                            (84,238)            -
                                                    -----------   -----------

          Net cash used in financing
            activities                                 (208,718)     (152,094)
                                                    -----------   -----------

Net decrease in cash and cash equivalents               (59,707)     (549,940)
Cash and cash equivalents at beginning of period      1,025,343     1,610,640
                                                    -----------   -----------
Cash and cash equivalents at end of period          $   965,636   $ 1,060,700
                                                    ===========   ===========

Supplemental information:
 Interest paid                                      $   121,179   $   143,382
                                                    ===========   ===========

Supplemental schedule of noncash investing
 activities:
     Equipment acquisitions through capital
      lease obligations                             $   277,527   $         -
     Stock issued as compensation                   $    23,518   $    21,000




See accompanying notes.

                                 STAODYN, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended August 31, 1997 are not necessarily indicative of the results that may be expected for the year ended November 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-KSB for the year ended November 30, 1996.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES

Income taxes are provided for the difference between the book and tax basis of assets and liabilities.

EARNINGS PER SHARE

Earnings (loss) per common share is based on the weighted average number of common and common equivalent shares, including dilutive common stock options and warrants, outstanding during the period. Options and warrants outstanding during the fiscal quarter ended August 31, 1997 are not included in the computation of weighted shares outstanding as their inclusion results in dilution of less than three percent. The Company has never declared or paid a dividend to its shareholders.

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

                                 STAODYN, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



3.  INVENTORIES

Inventories include the following components:

                               August 31   November 30
                                  1997        1996
                               ----------  -----------

            Raw materials      $  755,925   $  684,860
            Work in process        68,953       46,450
            Finished goods      3,811,690    3,667,215
                               ----------   ----------
                               $4,636,568   $4,398,525
                               ==========   ==========

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -NINE MONTHS ENDED AUGUST 31, 1997


RESULTS OF OPERATIONS

Net sales for the fiscal 1997 third quarter were $5,278,192, an increase of $443,701 or 9% over the comparable quarter of the prior year. For the nine month period, sales increased by $2,030,875 or 15%. The majority of this increase is attributable to the addition of two independent representative groups in the second half of fiscal 1996 and increased sales of the Company's SporTX product, as it continues to gain acceptance in the professional and amateur sports markets.

Gross profit was $3,431,036 or 65%, as compared to $3,143,320 or 65% for the third quarter of the prior year. For the nine month period, gross profit was $10,096,030 or 64%, which compares to $8,855,492 or 65% for the nine months ended August 31, 1996. Gross profit has remained steady due to relatively stable product mix and pricing.

Total operating expenses were $3,303,622 for the third quarter of 1997, which represents an increase of $226,861 or 7%. For the nine month period, operating expenses increased by $1,090,492 or 13% to $9,792,353. Approximately $630,000 of this increase relates to higher commissions paid on the higher sales levels. The balance of the increase is attributable to additional managed care and sales support personnel.

Other income (expense) for the quarter was $(13,993), as compared to $(12,633) for the comparable quarter of the prior year. For the nine month period, other income (expense) was $(40,653) and $(40,138) for the current and prior year, respectively. Other income(expense) consists primarily of interest income and expense.

LIQUIDITY AND CAPITAL RESOURCES

Company operations used cash of $59,707 in the nine month period ended August 31, 1997, primarily due to increased inventories and lower payables at period-end. Working capital at August 31, 1997 was $10,848,787, or 8.3:1. This compares favorably to $10,199,953 or 5.9:1 at November 30, 1996. The Company believes that funds on hand are sufficient to support its existing and planned operations for at least the next twelve months.

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


                                 STAODYN, INC.
                                 (REGISTRANT)



Date:     October 8, 1997        /s/Michael J. Newman
       ----------------------    --------------------------------------------
                                 Vice President - Finance and Administration