Form 10KSB40
period 1997-11-30
STAODYN INC
filed 1998-02-25
CIK 203285

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
                                  -----------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     [FEE REQUIRED]
     For the fiscal year ended November 30, 1997

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     [NO FEE REQUIRED]

     Commission File No. 0-8350
                         ------

                                  STAODYN, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


          Delaware                                     84-0684224
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


 1225 Ken Pratt Boulevard, Longmont, CO                    80501
-----------------------------------------               ----------
 (Address of principal executive offices)               (Zip Code)


Issuer's telephone number, including area code:  (303) 772-3631
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

                               Yes  X     No
                                   ---       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [X]

State issuer's revenues for its most recent fiscal year.   $21,142,602
                                                           -----------

State the aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

                      $14,528,602 as of February 11, 1998

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       Common Stock, $.01 par value                           6,708,065
       ----------------------------              -------------------------------
                  Class                          Outstanding at February 11,1998

Documents Incorporated by Reference: Portions of the definitive Proxy Statement with respect to the May 21, 1997 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

Transitional Small Business Disclosure format (check one):   Yes  X     No
                                                                 ---       ---

This Form 10-KSB consists of 37 pages.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

  Staodyn, Inc. (the "Company" or "Staodyn") was incorporated in 1975. Staodyn designs, develops, manufactures, and markets noninvasive electrotherapeutic devices, supplies, and accessories for use by physicians, physical therapists, athletic trainers, and their patients. The Company's electrotherapeutic products are used in the treatment of chronic and acute pain and neuromuscular rehabilitation. The Company's pain management products treat chronic and acute pain with transcutaneous electrical nerve stimulation ("TENS") that delivers carefully controlled pulses of electricity through the skin to sensory nerves, thereby relieving pain without the side effects often associated with drugs or surgery. Staodyn's pulsed direct current ("PDC") and neuromuscular electrical stimulation ("NMES") devices are used in physical therapy, sports medicine, and orthopaedics for muscle reeducation and rehabilitation, and to promote healing of soft tissue injuries.

  The Company operates both a retail sales division, which sells the Company's products directly to patients, third-party payors, and medical practitioners, and a wholesale division, which sells primarily to home healthcare dealers. In 1997 the retail division accounted for 82% of the Company's sales. The Company believes that it ranks second in the domestic market for TENS, PDC, and NMES products, estimated at about $150 million annually.

  The Company is continually seeking to broaden and diversify its products through internal development, by adding complementary products developed and/or manufactured by others, through acquisitions, and by entering into selected marketing arrangements with other manufacturers. By utilizing its expertise in electrotherapeutic products, the Company developed SporTX(R), introduced in June 1995, designed primarily to accelerate recovery from athletic injuries. The Company has also developed the Dermapulse(R) wound management system, for the treatment of severe skin wounds such as pressure ulcers. The commercial opportunity for this product in the U.S. is subject to FDA approval. The product is currently being marketed in Germany, and to a lesser extent in France and England.

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

  While TENS devices generally offer a safe, noninvasive alternative to drugs, there are contraindications and precautions for their use. TENS is contraindicated in patients with demand-type cardiac pacemakers, over the carotid sinus nerves, and transcerebrally. TENS devices have no curative value and may mask the sensation of pain which would otherwise warn the user that something is not right physiologically. TENS devices generally work most effectively on local (single site) peripheral origin pain as opposed to systemic or central origin pain. The safety of TENS for use during pregnancy and delivery has not been established. Electronic monitoring equipment, such as EKG equipment, may not operate properly when TENS is in use.

  TENS devices consist of a small, portable, battery-powered electrical pulse generator that is connected by wires to electrodes placed on or near the pain site. The electrodes are attached to the skin with an intervening layer of conductive gel. The stimulator produces low voltage pulses, delivered continuously or intermittently, in different waveforms.

  The use of TENS for pain relief, when successful, is extremely cost effective for third-party payors and patients. When used in a chronic pain situation, such as chronic lower back pain, TENS generally permits return to a more normal lifestyle and work, which might not be possible otherwise. In an acute pain situation (e.g., TENS used postoperatively), the cost for TENS rental should be comparable to drug cost, both of which would be nominal relative to the hospitalization and surgical costs preceding them. As a result of the ease with which drugs may be administered, TENS in an acute pain setting would normally only be used where an intolerance for drugs or risk of addiction was present. TENS selling prices tend to be in the $300-$500 range, and rentals in the $50- $100 per month range. Prices for related supplies (leads, electrodes, and gel) might average $50-$100 per patient per month. Successful treatment with a TENS device normally requires a clinician who has been trained in the use of the device and its variable parameters, such as its intensity, pulse width, rate, and mode, as well as the different types of electrodes and their placement. Such training is not difficult for most healthcare professionals.

  The Company's pain management product line consists primarily of four different products. The microprocesser-based Maxima(R) III is a multimode unit that is easy to use. It offers normal, modulation, and burst modes. Its Automatic Power Miser significantly extends the Maxima III's battery life up to 150 hours. The Maxima III offers strength duration modulation features and soft turn-on, a patented feature that provides for slow ramp-up of the electrical current at turn-on or after current interruption. Maxima III also allows the patient to alter pulse width without having to readjust the intensity control. The Maxima(R) II is similar to the Maxima III, without the strength duration modulation or soft turn-on features. The Company also offers the Maxima(R) I, which is equivalent to a Maxima II without burst mode. The Nuwave(R) electrical stimulation system is marketed primarily for the treatment of chronic lower back pain. This product utilizes a patented electrical waveform based on research directed at improving the effectiveness of TENS for pain management. Nuwave does not have the adjustable parameters of the Maxima series, but is therefore simpler for patient use, and has a waveform which has been optimized for chronic lower back pain.

  A clinical trial conducted by the Pain Treatment Center of the University of Tennessee in 1990 concluded that Nuwave TENS often proves to be beneficial in patients with postlaminectomy or peripheral neuralgic pain, even if they have not responded to other TENS therapy. The study sample consisted of 98 patients suffering from chronic pain of several etiologies, who had previously tried and been unsuccessful in obtaining relief using TENS therapy. Fifty-two of the 98 patients obtained relief using a Staodyn Nuwave TENS, and in the case of those with postlaminectomy pain, the success ratio was 83%--that is, 40 of 48 patients obtained noticeable relief from pain with the Nuwave. The Company uses the results of this study to take to third-party payors on a case by case basis to differentiate this product and demonstrate the justification for higher insurance reimbursement levels. The Company's distribution strategy and marketing approach with respect to this product focuses on physician as well as physical therapy markets.

  TENS devices generally are eligible for insurance reimbursement in whole or in part by Medicare, Medicaid, workers' compensation, and by most medical insurance carriers. Medicare, some workers' compensation, and private insurers have reduced, limited, and in a few cases, attempted to deny reimbursement. TENS devices do not provide pain relief in all cases, and the industry has been subject to some abuse by medical practitioners prescribing and billing for unwarranted TENS services, or not properly treating the patient. TENS therapy for pain relief is not as widely utilized by the medical profession compared to drugs, and is more difficult to administer. Pain relief also tends to be subjective.

NMES Devices
------------

  The use of electrical stimulation to provide passive muscle exercise and rehabilitation predates TENS. As a natural extension of its development of electrical modalities for pain management, the Company developed a line of portable neuromuscular electrical stimulators (NMES) to assist faster recovery of normal function in muscle and other soft tissue affected by disease or trauma. The Company's NMES devices work noninvasively to activate the motor nerves which control muscle function. These devices produce regulated, involuntary muscle contractions, thereby enabling the patient to begin rehabilitative exercise before such time as the patient can perform voluntary muscle contraction. Clinicians, or other licensed healthcare practitioners, normally prescribe these products in conjunction with other therapeutic techniques in orthopaedic, sports, and physical medicine. The Company's NMES product line started in 1980 with the Staodyn EMS, which has been modified and improved several times to its current version, the EMS+2.

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

  NMES is well accepted as a therapy for rehabilitation, and in general has been subject to less of the downward pricing pressures or reimbursement problems encountered in the TENS market. The Company normally receives full price reimbursement on NMES devices, including the EMS+2.

  NMES devices in general, and the EMS+2 in particular, have similar contraindications to TENS devices. That is, they should not be used on patients with cardiac demand pacemakers and should not be used transcerebrally or over the carotid sinus nerves. In addition, NMES devices are contraindicated for cancer patients.

Pulsed Direct Current (PDC) Devices
-----------------------------------

  Pulsed direct current utilizes direct current to reduce swelling (or edema), influence local blood circulation, reduce muscle spasm, and increase range of motion.

  The Company's SporTX unit was introduced in 1995 and is targeted specifically at sports medicine applications. SporTX is an electrotherapeutic product that combines in one small, portable device, two different electrotherapeutic waveforms: (i) the pulsed direct current aspect of the EMS+2 NMES device and
(ii) the unique pain management features of the Nuwave TENS device.

  Following various types of injuries or surgeries, the affected tissue or joint is subject not only to pain, but also to swelling and muscle spasm, which in turn increase the pain and restrict the use of the affected area. For example, after an injury or surgery of the knee, swelling may be severe, lasting a week or more. Physicians generally want to begin physical therapy of the joint as soon as possible after injury to speed the rehabilitative process and prevent disuse atrophy of the muscles. They may use analgesic drugs to control the pain, and elevation of the extremity and ice to control the edema. Drugs often have problems with side effects, including the potential for addiction, while the edema reduction measures may not be very effective.

  The Nuwave component is designed for relief of postsurgical and posttraumatic pain. The Company believes it may reduce or eliminate the need for analgesic drugs. Pulsed direct current is effective for reducing edema and muscle spasm, and influencing local blood flow. This effect also contributes to pain reduction which may promote rapid return to function by increasing range of motion and preventing disuse atrophy. The product had significant success in 1997, particularly in sports medicine and orthopaedic applications, as well as in physical therapy, where treatment of postsurgical and posttraumatic injuries are common. The product is currently used by numerous sports teams at the professional, college, and high school level. SporTX sales exceeded $2 million in 1997, and it was the Company's largest selling non-TENS product.

  Dermapulse is a portable, microcomputer-based, pulsed direct current stimulator. The technology embodied in this device is the subject of two issued U.S. patents. The disposable, single-use treatment electrode is the subject of patent filings in the United States, Canada, England, Germany, Italy, and three other European countries. In 1994 the Company formed a legal subsidiary in the Netherlands, Staodyn B.V., to possibly facilitate the marketing of Dermapulse in the European Union. Through 1997 this subsidiary had not been active.

  Since 1985, when the Company first became aware of the potential use of its electrical stimulation technology to promote the healing of wounds, it has pursued the development and approval of proprietary wound healing technology.
In addition to engineering the device and a new single-use, sterile, disposable electrode, it has conducted animal and human studies to support a PMA application to the FDA. A PMA was submitted in December 1990 and was subject to amendments in 1991 and 1992. The Company and medical experts met with FDA in August 1994. In a subsequent letter, the FDA reiterated their position that the data previously provided by the Company was not sufficient for them to approve the Company's PMA and a new clinical study was required. As a result of this, the Company withdrew its PMA in November 1994. In December 1994 the U.S. Agency for Healthcare Policy and Research issued guidelines for the treatment of pressure ulcers, which recommended "that a course of electrical stimulation be considered for Stage III and IV pressure ulcers that do not respond to conventional therapy." Total fixed assets related directly to the Dermapulse system at November 30, 1997 were approximately $166,000, net of accumulated depreciation.

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

  The Company has obtained the U.S. and foreign government approvals necessary to market Dermapulse in Canada and the European Union. The Company's primary marketing efforts in 1997 and 1996 were in Germany, and Dermapulse revenues for those two years were $126,000 and $219,000, respectively.

  During 1998 the Company plans to introduce two new PDC devices, the SporTX II, which substitutes a second PDC channel for the TENS channel in SporTX, and a Varapulse II, a multifunctional, portable clinical or home unit for increased circulation and edema reduction.

Accessories and Supplies
------------------------

  Both the pain management and rehabilitation electrotherapeutic products require accessories and supplies, including electrodes, electrode attachment systems, conductive media, skin care products, and batteries. Patients purchase these accessories and supplies on a recurring basis. Total sales of accessories and supplies accounted for approximately 37% of total sales in 1997 and 38% in 1996. The majority of the Company's electrodes are purchased by the Company from outside suppliers. However, the active sterile dressings used in the Dermapulse wound management system are manufactured by the Company and the Company believes that this capability will find additional profitable applications.

SALES AND MARKETING

  The Company distributes its products through its retail division and on a wholesale basis to independent home healthcare dealers via telemarketing and independent manufacturers' representatives. The Company supports its sales efforts with a full line of quality pain management and rehabilitation products, supported by promotional aids, educational literature, and training programs. The Company utilizes several methods to promote its products and services, including advertising in trade publications, product-oriented literature, and clinical applications literature. In addition, the Company's products are exhibited at national and regional trade shows and at Company-sponsored clinical and technical seminars.

  Most of the Company's foreign sales are in Canada and Europe, and those accounted for less than 5% of total sales in 1997 and 1996.

  The Company fills all orders for its products promptly as received, and generally maintains sufficient finished product inventory in most product lines to fill anticipated orders. The Company carries significant inventory both in-stock and at retail clinics to meet rapid delivery requirements, and seldom has a backlog of orders.

Retail
------

  The retail division presently sells TENS, NMES, other durable medical equipment, and related supplies to the physician, physical therapy, and rehabilitation clinic markets throughout the United States. The retail field sales force presently calls on approximately 3,000 physical therapy clinics and physician rehabilitation practices in the U.S. The Company's retail sales force grew in 1997 by the addition of sales representatives and independent rep groups, and through the acquisition of three dealer sales organizations between May 1996 and March 1997. The retail division's products (devices) generally are placed in clinics on a consignment basis, and subsequently used, rented, and/or sold to patients as needed with the appropriate physician prescription and supervision.

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

Wholesale
---------

  The Company's products are also sold "wholesale" via telemarketing and in limited geographic areas by independent manufacturers' representatives, most of whom sell the Company's products and other noncompeting medical products to approximately 400 active home healthcare dealers. Independent representatives have exclusive geographic territories and are paid commissions for all sales within their territories. Sales commissions to independent sales representatives for the years ended November 30, 1997 and 1996 totaled about 5% and 6% of wholesale sales, respectively. Home healthcare dealers, also known as durable medical equipment (DME) dealers, sell or rent the products to individual users, who are referred by a physician, physical therapist, or other medical professional. To support its wholesale distribution network, the Company has employees dedicated to providing clinical and customer support, product management, training, and education.

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

  The Company believes that product quality and reliability are of critical importance in medical equipment and takes extensive measures to assure that all of its products meet the highest standards. The extensive use of surface mount technology (SMT) in each of its products contributes to their quality, reliability, and low energy consumption characteristics. The Company's surface mount capability was substantially enhanced during 1997 with the addition of new, higher-capacity SMT equipment. Each product is tested at several subassembly stages during the assembly process. In addition, all of the Company's electronic devices are "burned in" for a minimum of 16 hours prior to final testing. A final review of each step of the assembly process is conducted by the quality organization before the devices are released for shipment.

RAW MATERIALS

  The Company's electronic devices involve electromechanical assemblies and proprietary electronic circuitry. Most of the raw materials and manufactured components used in the Company's products are available from a number of different suppliers. The Company maintains multiple sources of supply for most significant items and believes that alternative sources could be developed, if required, for present single supply sources without a material disruption of its operations.

RESEARCH AND DEVELOPMENT AND NEW PRODUCTS

  The Company conducts research and development in present and proposed areas of its business, including the development of new products and product applications, and the improvement and redesign of its existing products. Existing devices and accessories are updated and redesigned to improve their features, performance, reliability, and convenience.

  Research and development expenditures have been held relatively constant over the past several years as part of cost-containment efforts. Additional investment in research and development related to the Company's wound healing technology may occur in the future dependent upon the Company's assessment of the regulatory climate and the domestic and international market potential. The Company also pursues additional new product opportunities in its core business which require research and development expenditures.

COMPETITION

  Numerous other companies currently manufacture and distribute TENS and NMES devices and related accessories that compete with the Company's products. Some of these competitors have substantially greater capital resources, marketing and distribution capabilities, research and development staffs, and experience in obtaining regulatory approvals than the Company. The largest such direct competitor is Empi, which is about four times the size of the Company, with an estimated 50% market share. In terms of product offerings and marketing and distribution presence, Empi is by far the dominant competitor of the Company in the Company's markets. Other significant competitors are Rehabilicare, Henley Healthcare, and the TENS division of Sparta Surgical Corporation.

  The TENS market is considered to be a mature market characterized by slow or limited growth. This has been accentuated in dollar terms in recent years by reductions in reimbursement levels and the growth of managed care. The Company's pain control products, in addition to competing with the TENS products of other manufacturers, also in some instances may be deemed to compete against drugs for pain relief. The wide public acceptance and availability of nonprescription ibuprofen has served to adversely impact the growth rate of TENS for pain relief. See "Business - Third-Party Reimbursement."

PATENTS AND TRADEMARKS

  The Company has maintained the practice, where possible, of obtaining patent protection on its products and processes. As of November 30, 1997, the Company had 25 United States patents and three Canadian patents issued as well as eight foreign patents pending relating to the design and output of its products. Of the patents issued, 19 relate to TENS and related products (seven of which are for Nuwave), and four relate to Dermapulse. The Company plans to make additional patent applications as appropriate. The Company also holds several registered trademarks in the United States, including "Staodyn(R)," "Staoderm(R)," "Maxima(R)," "Nuwave(R)," "Dermapulse(R)," "SporTX(R)," "Lo-Back(R)," and "Cervitrak(R)."

  The Company believes that it owns, has the right to use, or has the right to license all proprietary technology necessary to manufacture and market its current products and those under development. The Company has no knowledge that it is infringing upon any patents held by others. The Company may decide for business reasons to retain a patentable invention as a trade secret. In such event, or if patent protection is not available, the Company must rely on trade secrets, know-how, and continuing technological innovation to develop and maintain its competitive position. The Company's key employees and consultants have access to proprietary information and have signed confidentiality agreements.

GOVERNMENTAL REGULATION

  Regulation by governmental authorities in the United States and other countries is a significant factor in the production and marketing of the Company's products and in its ongoing research and development activities. The FDA's Center for Devices and Radiological Health (CDRH) regulates medical devices. This regulation has become increasingly stringent and the approval process more expensive and time-consuming. The Company's products are subject to these regulations. The FDA's device regulations categorize devices into three regulatory classifications subject to varying degrees of regulatory control, with Class I devices being subject to the least regulatory control and Class III devices being subject to the most control. In general, Class I devices require compliance with labeling and record-keeping regulations and are subject to other general controls. Class II devices are subject to performance standards, in addition to general controls, and Class III devices, which are products that are life supporting or life sustaining, or are of substantial importance in preventing impairment of human health, require clinical testing to assure safety and effectiveness prior to marketing and distribution.

  The Company's pain management and rehabilitation devices (such as TENS, PDC, and NMES) are Class II devices, subject to a premarket notification process pursuant to Section 510(k) of the Federal Food Drug and Cosmetic Act. This regulation requires that new products being introduced into commercial distribution for the first time, or changes in existing products that could significantly affect the safety or effectiveness of the device, be preceded by a 510(k) notification containing information which establishes that the product is substantially equivalent to an existing device that is or has been legally marketed. Once the FDA determines that the product is substantially equivalent, the Company is granted clearance to market the product.

  The Company's Dermapulse wound management system is a Class III device, subject to the Premarket Approval (PMA) regulations. In order to receive marketing approval, such devices must undergo preclinical and clinical testing in compliance with the Investigational Device Exemption (IDE) regulations, which permit human testing of the device in controlled trials. If the device is a "significant risk" device, the sponsor of the research must file an IDE application and obtain approval from the FDA prior to beginning clinical trials. If it is a "nonsignificant risk" device (such as Dermapulse), then the sponsor need not file an IDE, but must adhere to the provisions of the regulation, such as obtaining approval for the study from an institutional review board (IRB) or committee established for this purpose, obtaining informed consent from the patients, and adhering to good study practices, especially with regard to data integrity and record-keeping.

  FDA regulations pertain not only to human healthcare products and medical devices, but also to the processes and facilities used to manufacture such products. Among the conditions for marketing products cleared by the FDA is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the FDA's Good Manufacturing Practice (GMP) regulations. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to ensure full technical compliance. Good Manufacturing Practice regulations require adherence to strict quality control procedures, including documentation of all aspects of the manufacturing process to demonstrate that products are made by a "controlled" process which ensures consistency and reliability of the end product. Significant changes to the manufacturing process require notification to the FDA, and all changes require documentation. The FDA has the right to conduct inspections of the
manufacturing facility at any time at its discretion.   The Company adheres to
these regulations and has full-time quality assurance personnel. In August 1995 the FDA completed a GMP inspection of the Company's manufacturing facilities and determined that the Company was in compliance.

  The Company's products are subject to foreign regulatory approval before they may be marketed abroad. In some cases, in order to comply with foreign regulations, products have to be modified in their electronics, appearance, or labeling. In January 1996 the Company received ISO 9001 certification to the European Medical Devices Directive. Additionally, the Company's SporTX, Nuwave, and Dermapulse products and associated accessories bear the CE mark. ISO 9001 certification as well as compliance with CE requirements enable the Company to market its products in European Union countries. The Company successfully completed ISO 9001 certification compliance audits by TUV Product Service in January 1997 and 1998.

  Compliance with Federal, State, and local provisions, which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, have not had a material effect upon the capital expenditures, earnings, or competitive position of the Company, nor are they expected to be significant in the future.

THIRD-PARTY REIMBURSEMENT

  Governmental and other efforts to reduce healthcare spending have affected, and will continue to affect, the Company's operating results. The cost of a significant portion of medical care in the United States is funded by government and private insurance programs, such as Medicare, Medicaid, health maintenance organizations, and private insurers, including Blue Cross/Blue Shield plans. Governmentally imposed limits on reimbursement of hospitals and other healthcare providers have significantly curtailed their spending budgets. Under certain government insurance programs, a healthcare provider is reimbursed a fixed sum for services rendered in treating a patient, regardless of the actual charge for such treatment. Private third-party reimbursement plans are also developing increasingly sophisticated methods of controlling healthcare costs through redesign of benefits and exploration of more cost-effective methods of delivering healthcare. In general, these government and private cost-containment measures have caused healthcare providers to be more selective in the purchase of medical products.

  All of the Company's products are subject to reimbursement from third-party payors, including Medicare. Reimbursement levels vary among geographic regions and among payors within a particular region. Reimbursement levels are partially dependent on the Company's billing (retail) price for the product, and how the payor views the comparability of this price to the prices of competitive products. Reimbursement ranges for the Company's device products tend to be at 70-100% of retail price levels.

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

EMPLOYEES

  On November 30, 1997, the Company employed 199 persons, three of whom were employed on a part-time basis, compared with a total of 181 on November 30, 1996. The Company presently has a 1983 Employee Stock Purchase Plan, a 401(k) Profit Sharing Plan, and a 1992 Stock Option Plan in effect for the benefit of its employees, which are administered by a Compensation Committee consisting of outside members of the Board of Directors. Company contributions to the 401(k) Profit Sharing Plan are partially dependent upon Company earnings, and the contributions made for fiscal 1997 and 1996 were $52,000 and $29,000, respectively. For additional information concerning these Plans, see Notes 6 and 8 to the Consolidated Financial Statements.

ITEM 2.  PROPERTIES

  The Company's Longmont, Colorado, operations occupy a single two-story building consisting of approximately 50,000 square feet. A limited liability company, of which an officer of the Company is a 16% participant, owns 26,000 square feet and 6.25 acres of related land and leases it back to the

Company. The Company leases the remaining 24,000 square feet from an unrelated party. The Company has an option to purchase each leased portion at any time during a five-year period commencing July 1998. The present building sits on a site of approximately 7.2 acres, and the available building area could be increased up to a maximum of 125,000 square feet on the existing site. The Company has no present requirement to expand its facilities.

  The retail division's operations in Tampa, Florida, occupy approximately 11,800 square feet of leased office space, including 2,300 square feet added in February 1997. The lease expires in April 2001; the Company has an option to extend this lease for an additional five years after the initial period.

ITEM 3.  LEGAL PROCEEDINGS

  The Company is a party to ordinary and routine litigation incidental to its business, none of which is expected to have a material adverse effect on the Company's results of operation or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a stockholder vote during the last quarter of the fiscal year ended November 30, 1997.

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

  The Company has never paid a dividend and does not anticipate payment of dividends in the foreseeable future.

Fiscal year ended November 30, 1996:     High    Low
                                        ------  ------
  First quarter                         $1.750  $1.375
  Second quarter                        $2.125  $1.312
  Third quarter                         $1.750  $1.375
  Fourth quarter                        $1.687  $1.312

Fiscal year ended November 30, 1997:
  First quarter                         $1.687  $1.187
  Second quarter                        $1.531  $1.219
  Third quarter                         $1.719  $1.344
  Fourth quarter                        $2.500  $1.375

On February 11, 1998, the closing price of the Common Stock on NASDAQ was $2.19 per share. As of February 11, 1998 there were approximately 987 holders of record of the Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

  The Company generated cash from operations of $789,000 during fiscal 1997, as compared to $235,000 in fiscal 1996. The improvement in cash generation was due to lower amounts of cash used to finance both accounts receivable and inventories as well as higher levels of income. Net income, after adjustments for non-cash items, provided $1,442,000 in 1997; in 1996, net income as adjusted provided $1,222,000 of net cash. Accounts receivable increased by $214,000 in 1997; the increase of $661,000 in 1996 was due to much higher sales in the third and fourth quarter resulting from the May and August 1996 dealer acquisitions. Similarly, inventory increased by $191,000 in 1997; the much higher increase of $774,000 in 1996 was related to the inventory purchased in the acquisitions as well as required for consignment for a larger clinical base.

  Cash of $111,000 was used for investing activities in 1997, as compared to $617,000 in the prior year. Investments in property, plant and equipment were comparable to those in the prior year; however, $207,000 was provided by the net maturity of short-term investments in fiscal 1997 as compared to a usage of $281,000 in 1996.

  Financing activities used cash of $283,000 in fiscal 1997, as compared to $204,000. The Company utilized $109,000 for the purchase of treasury stock in 1997. The note payable to a related party was satisfied early in 1996, and the related cash usage of $31,000 was not required to be expended for this purpose in 1997.

  The Company's net working capital at November 30, 1997 was $11,634,000, with a current ratio of 8:1, as compared to $10,200,000 and 6:1 at November 30, 1996. The Company believes that funds on hand are sufficient to support existing and planned operations for at least the next twelve months. Should additional financial resources be required, the Company believes that funds would be available from the collateralization of accounts receivable and inventory.

  The Company is a party to a proposed Agreement and Plan of Merger, dated December 1, 1997, between Staodyn, Inc. and Rehabilicare, Inc., a Minnesota corporation. Under the Agreement and Plan of Merger, Staodyn will be merged into Rehabilicare; each share of Staodyn Common Stock would be exchanged for
 .829 shares of Rehabilicare Common Stock. A Registration Statement on Form S-4 covering this transaction was filed with the Securities and Exchange Commission on February 11, 1998. Both companies have scheduled shareholder meetings on March 17, 1998 to vote on the transaction. If the merger is approved by the shareholders of both companies, and certain other conditions to the merger are satisfied or waived, Staodyn will become a wholly-owned subsidiary of Rehabilicare. The officers of the combined company will be the officers of Rehabilicare. Cost-savings resulting from the merger are expected to ultimately be approximately $3.2 million (pre-tax). No assurances can be given with respect to the ultimate level of cost savings, if any, to be realized. Costs to be incurred relative to the merger and subsequent restructuring are estimated to be $2.5 to $3.5 million (pre-tax). It is anticipated that substantially all of these expenses and charges will be incurred in the first year following the effective date of the merger. The management of Rehabilicare, Inc. has announced that it will consolidate all manufacturing, warehousing, shipping, and wholesale sales operations into its New Brighton, Minnesota facility, and that all retail sales operations will be consolidated into the Staodyn, Inc. Tampa, Florida facility. Staodyn's Longmont facility is expected to be closed during 1998.

  Statements in this Form 10-KSB which are not historical facts are forward-looking as that term is defined in the Private Securities Litigation Reform Act of 1995. The words or phrases "anticipates," "estimates," "expect," or expressions of a similar nature denote forward-looking statements. Those statements are subject to risks and uncertainties, including the risk that shareholder approval of the merger might not be obtained or that other contingencies set forth in the merger agreement are not satisfied.

RESULTS OF OPERATIONS

Fiscal Year Ended November 30, 1997
-----------------------------------

  Net sales for the fiscal year ended November 30, 1997 were $21,143,000, an increase of $2,199,000, or 12%, over the prior fiscal year. Retail net sales continued to grow, increasing approximately 17% from the prior year, offset by a decline in wholesale sales of $374,000 or 9% of 1996 sales. Retail sales growth is attributed to an expanded sales force, particularly the impact of two independent representative groups who were active with the Company for the entire fiscal year.

  Gross profit was $13,666,000 or 65% of net sales; this is comparable to the $12,311,000 or 65% of net sales generated in 1996.

  Selling, general, and administrative expenses totaled $12,633,000 or 60% of net sales in the fiscal year ended November 30, 1997. This represents an increase of $1,079,000 or 9% over fiscal 1996 expenses of $11,554,000 or 61% of net sales. The increase is due primarily to higher commissions paid on higher levels of sales, as well as increased payroll costs to support the sales operations. Research and development expenses remained essentially unchanged.

  Other expenses for the year ended November 30, 1997 were $110,000, an increase of $55,000 over the fiscal 1996 level of $55,000. The increase is due to approximately $55,000 of merger-related expenses incurred during the fourth quarter (see Note 2 of the financial statements).

  The Company recognized a portion of its deferred tax assets in 1997, reducing its valuation allowance to approximately 50%. This resulted in a tax benefit of $762,000. Net income for the fiscal year ended November 30, 1997 was $1,230,000, or $.19 per share, compared to $257,000 or $.04 per share for the fiscal year ended November 30, 1996.

Fiscal Year Ended November 30, 1996
-----------------------------------

  Net sales for the fiscal year ended November 30, 1996 were $18,944,000 an increase of $573,000 or 3% from the prior fiscal year. Retail sales increased $655,858 or 5%. This increase in retail sales was due to the expansion of the retail sales force, primarily in the second half of the year. Net sales in the second half of the year were up 11% over the same period of 1995. Two independent representative groups, who had previously been customers of the wholesale division, were added to the retail distribution network. Wholesale division sales decreased by $83,000 or 2%.

  Gross profit was $12,311,000 for the year, or 65% of net sales, as compared to $11,797,000 or 64% of net sales in 1995. The improvement in gross profit is attributable to the sales mix improvement between the retail and wholesale division sales.

  Selling, general, and administrative expenses in fiscal 1996 totaled $11,554,000, as compared to $11,084,000 in fiscal 1995. The increase of $470,000, or 5%, is due to several factors. Sales and marketing expenses were higher due to a significant expansion of the retail sales force during the year, as well as higher commissions on the higher sales in the retail division. Additionally, the Company hired a new President and Chief Executive Officer in June 1996 in anticipation of the retirement of W. Bayne Gibson in December 1996. This resulted in increased salary and moving expenses.

  Research and development expenditures remained fairly level. Research and development expenses increased by $9,000 or 2%, to $446,000.

  Other expenses for the year ended November 30, 1996 were $55,000, as compared to $73,000 for fiscal 1995. Other income (expense) consists primarily of interest earned on short-term cash investments and interest expense on debt and capital leases. Interest earned on short-term investments increased by $24,000; interest expense decreased by $32,000 as related debt principal was decreased. These improvements, totaling $55,000, were offset by lower other income of $33,000. Other income in fiscal 1995 consisted primarily of a rebate of rent which had been paid in prior years.

  Net income for the fiscal year ended November 30, 1996 was $257,000 or $.04 per share, compared to $204,000 or $.03 per share for the fiscal year ended November 30, 1995.

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


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT

ITEM 10.  EXECUTIVE COMPENSATION

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information called for by Part III, Items 9 through 12, is incorporated by reference to sections captioned "Election of Directors," "Executive Officers," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management," and "Stock Options and Warrants" from the registrant's definitive proxy statement expected to be filed with the Securities and Exchange Commission on or before March 30, 1998.

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

    4.2  Specimen Warrant (11)

    4.3  Warrant Agreement (12)

   10.1  1983 Employee Stock Purchase Plan (6)

   10.2  1982 Incentive Stock Option Plan (7)

   10.3  1992 Stock Option Plan (8)

   10.4 Asset Purchase Agreement dated November 6, 1992 between the Company and Technical Medical Devices, Inc. (10)

   10.5 Lease Agreement dated July 16, 1993 between the Company and 1225 Building, LLC (13)

   10.6 Lease Agreement dated July 16, 1993 between the Company and Pendleton Construction Co., Inc. (14)

   10.7  Employment Agreement - John R. South (17)

   10.8  Change of Control Agreement - John R. South*

   10.9  Change of Control Agreement - Michael J. Newman*

   10.10 Change of Control Agreement - John L. Fenstermaker*

   10.11 Change of Control Agreement - David S. Hood*

   10.12 Change of Control Agreement - Oscar R. Jones*

   10.13 CIT Group/Equipment Financing Master Lease and Equipment Schedule No.
         01*

   10.14 CIT Group/Equipment Financing Equipment Schedule No. 02, dated November 12, 1997*

   10.15 CIT Group/Equipment Financing Equipment Schedule No. 03, dated December 4, 1997*

   21.1  Subsidiaries of the Registrant (16)

   23.1 Consent of Price Waterhouse LLP, independent accountants, to incorporation by reference of their report into Registration Statement Nos. 33-74614, 2-96535, 2-87595, and 33-42053, and in the prospectuses constituting part of the Registration Statement Nos. 33-46186 and 33-74464*

   27.1  Financial Data Schedule*

   (b) Reports on Form 8-K:
       -------------------

       On December 3, 1997, the Company filed a Form 8-K covering the definitive agreement to merge between Rehabilicare, Inc and Staodyn, Inc.

----------------------------------------------
  (1) Incorporated by reference from Form 10-K for fiscal year ended March 3, 1990.
  (2) Denoted as Exhibit 3.2 to Registration Statement No. 33-40195 on Form S-1 and incorporated herein by reference.
  (3) Denoted as Exhibit 3.5 to Registration Statement No. 33-40195 on Form S-1 and incorporated herein by reference.
  (4) Denoted as Exhibit 3.3 to Registration Statement No. 33-40195 on Form S-1 and incorporated herein by reference.
  (5) Denoted as Exhibit 4.1 to Registration Statement No. 33-40195 on Form S-1 and incorporated herein by reference.
  (6) Denoted as Exhibit 4.4 to Registration Statement No. 33-40195 on Form S-1 and incorporated herein by reference.
  (7) Incorporated by reference from the Company's Registration Statement No. 2-87595 on Form S-8 and as amended in Registration Statement No. 2-96535 on Form S-8.
  (8) Denoted as Exhibit 10.3 to Company's Annual Report on Form 10-K for fiscal year ended February 29, 1992 and incorporated herein by reference.
  (9) Denoted as Exhibit 10.2 to Registration Statement No. 33-40195 on Form S-1 and incorporated herein by reference.
 (10) Denoted as Exhibit 2.1 to Company's Current Report on Form 8-K dated November 15, 1992.
 (11) Denoted as Exhibit 4.2 to Registration Statement No. 33-58074 on Form S-2 and incorporated herein by reference.
 (12) Denoted as Exhibit 4.3 to Registration Statement No. 33-58074 on Form S-2 and incorporated herein by reference.
 (13) Denoted as Exhibit 10.7 to Registration Statement No. 33-58074 on Form S-2 and incorporated herein by reference.
 (14) Denoted as Exhibit 10.8 to Registration Statement No. 33-58074 on Form S-2 and incorporated herein by reference.

 (15) Denoted as Exhibit 10.9 to Registration Statement No. 33-58074 on Form S-2 and incorporated herein by reference.
 (16) Incorporated by reference from Form 10-KSB for fiscal year ended November 30, 1994.
 (17) Incorporated by reference from Form 10-KSB for fiscal year ended November 30, 1996.

     *  Filed as part of this report.

                   Index to Consolidated Financial Statements


Report of Independent Accountants.........................................               F-2


Consolidated Balance Sheets as of November 30, 1997 and 1996..............          F-3, F-4

Consolidated Statements of Operations for the years
 ended November 30, 1997 and 1996.........................................               F-5

Consolidated Statements of Changes in Stockholders' Equity for the years
 ended November 30, 1997 and 1996.........................................               F-6

Consolidated Statements of Cash Flows for the years
 ended November 30, 1997 and 1996.........................................          F-7, F-8

Notes to Consolidated Financial Statements................................  F-9 through F-18

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of Staodyn, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Staodyn, Inc. and its subsidiary at November 30, 1997 and 1996 and the results of their operations and their cash flows for each of the two fiscal years in the period ended November 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Boulder, Colorado
January 30, 1998

                                 Staodyn, Inc.

                          Consolidated Balance Sheets


                                                                  NOVEMBER 30
                                                           --------------------------
                                                               1997          1996
                                                           ------------  ------------

ASSETS
Current assets:
 Cash and cash equivalents                                 $ 1,419,959   $ 1,025,343
 Short-term investments                                      1,187,630     1,323,706
 Accounts receivable, net of allowance for doubtful
  accounts of $1,334,151 and $950,821, respectively          5,533,377     5,319,749
 Deferred tax assets                                           465,138             -
 Inventories, net                                            4,589,274     4,398,525
 Prepaid expenses and other assets                             225,322       235,220
                                                           -----------   -----------
Total current assets                                        13,420,700    12,302,543
                                                           -----------   -----------



Property, plant, and equipment (at cost)
 Land                                                          156,554       156,554
 Buildings and improvements                                  1,468,709     1,442,839
 Production and laboratory equipment                         2,626,806     2,330,971
 Office furniture and fixtures                               1,073,903       988,799
 Data processing equipment                                   2,499,863     2,206,159
 Automotive equipment                                            8,153         8,153
                                                           -----------   -----------
                                                             7,833,988     7,133,475
 Less accumulated depreciation and amortization             (5,827,856)   (5,204,990)
                                                           -----------   -----------
                                                             2,006,132     1,928,485
                                                           -----------   -----------


Intangible assets:
 Product supply agreement, net of accumulated
  amortization of $450,000 and $360,000, respectively          450,000       540,000
 Goodwill, noncompete agreement, and other intangibles,
  net of accumulated amortization of $996,642 and
  $732,610, respectively                                       620,875       873,457
Long-term deferred tax assets                                  359,626             -
Other assets                                                    11,960         9,967
                                                           -----------   -----------
Total assets                                               $16,869,293   $15,654,452
                                                           ===========   ===========

See accompanying notes.

                                 Staodyn, Inc.

                          Consolidated Balance Sheets

                                  (continued)



                                                              NOVEMBER 30
                                                        -----------------------
                                                           1997        1996
                                                        ----------  -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of capitalized lease obligations       $    77,628    $  207,086
 Accounts payable                                           540,474       730,938
 Commissions payable                                        185,195       184,585
 Accrued payroll expense                                    530,089       502,650
 Taxes payable, other than income                           115,868       113,102
 Other accrued liabilities                                  273,917       364,229
 Income taxes payable                                        63,117             -
                                                         ----------    ----------
Total current liabilities                                 1,786,288     2,102,590
                                                         ----------    ----------


Long-term debt:
 Finance obligation, net of unamortized debt expense
  of $18,409 and $21,681, respectively                    1,256,591     1,253,319
 Capitalized lease obligations, long-term                   340,682         4,827
                                                         ----------    ----------
Total long-term debt                                      1,597,273     1,258,146
                                                         ----------    ----------

Commitments and contingencies

Stockholders' equity:
 Preferred stock - $0.01 par value; 1,000,000
  shares authorized; none issued                                  -             -
 Common Stock - $0.01 par value; 10,000,000
  shares authorized; 6,708,065 and 6,641,217 shares,
  issued and outstanding, respectively                       67,081        66,412
 Additional paid-in capital                              15,539,518    15,468,439
 Accumulated deficit                                     (2,011,549)   (3,241,135)
                                                        -----------   -----------
                                                         13,595,050    12,293,716

 Less treasury stock (at cost) - 74,000 shares             (109,318)            -
                                                        -----------   -----------
                                                         13,485,732    12,293,716
                                                        -----------   -----------
Total liabilities and stockholders' equity              $16,869,293   $15,654,452
                                                        ===========   ===========

See accompanying notes.

                                 Staodyn, Inc.

                     Consolidated Statements of Operations



                                                YEAR ENDED
                                                NOVEMBER 30
                                         -------------------------
                                             1997          1996
                                         ------------  -----------

Sales                                    $21,142,602   $18,943,519
Cost of sales                              7,476,323     6,632,071
                                         -----------   -----------
Gross profit                              13,666,279    12,311,448
                                         -----------   -----------


Operating expenses:
 Selling, general, and administrative     12,632,798    11,553,939
 Research and development                    455,800       445,814
                                         -----------   -----------
                                          13,088,598    11,999,753
                                         -----------   -----------
Income from operations                       577,681       311,695


Other income (expense):
 Interest income                             104,578       121,475
 Other income--related party                   5,822        13,135
 Interest expense                           (163,270)     (186,667)
 Other income (expense), net                 (56,872)       (2,823)
                                         -----------   -----------
                                            (109,742)      (54,880)


Income before income taxes                   467,939       256,815
Income tax benefit                           761,647             -
                                         -----------   -----------
Net income                               $ 1,229,586   $   256,815
                                         ===========   ===========

Net income per common share              $       .19   $       .04
                                         ===========   ===========


Weighted average number of
 common shares outstanding                 6,643,076     6,469,618
                                         ===========   ===========


See accompanying notes.

                                 Staodyn, Inc.

           Consolidated Statements of Changes in Stockholders' Equity




                                          Common Stock      Additional
                                     ---------------------   Paid In     Accumulated    Treasury
                                        Shares     Amount    Capital       Deficit       Stock
                                     ------------  -------  -----------  ------------  ----------

Balance at November 30, 1995            6,325,036  $63,250  $15,106,068  $(3,497,950)  $       -
 Issuance of Common Stock
  for acquisition of distribution
  channels                                264,357    2,644      300,583            -           -
 Issuance of Common Stock for
  employee stock bonus and
  employee stock purchase plans            31,824      318       40,988            -           -
 Issuance of Common Stock
  as compensation to directors             20,000      200       20,800            -           -
 Net income                                     -        -            -      256,815           -
                                        ---------  -------  -----------  -----------   ---------
Balance at November 30, 1996            6,641,217  $66,412  $15,468,439  $(3,241,135)  $       -

 Issuance of Common Stock for
  employee stock bonus and
  employee stock purchase plans            41,848      419       47,811            -           -
 Issuance of Common Stock as
  compensation to directors                25,000      250       23,268            -           -
 Purchase of treasury stock
  (74,000 shares)                               -        -            -            -    (109,318)
 Net income                                     -        -            -    1,229,586           -
                                        ---------  -------  -----------  -----------   ---------
Balance at November 30, 1997            6,708,065  $67,081  $15,539,518  $(2,011,549)  $(109,318)
                                        =========  =======  ===========  ===========   =========




See accompanying notes.

                                 Staodyn, Inc.

                     Consolidated Statements of Cash Flows



                                                                       YEAR ENDED
                                                                       NOVEMBER 30
                                                               --------------------------
                                                                   1997          1996
                                                               ------------  ------------

OPERATING ACTIVITIES
Net income                                                     $ 1,229,586   $   256,815
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization                                  1,013,657       997,842
  Income tax benefit                                              (761,647)            -
  Stock compensation                                                22,888        22,416
  Loss on sale of equipment                                          8,941         2,582
  Accrued interest                                                 (70,995)      (58,000)
Increase (decrease) from changes in assets and liabilities:
  Accounts receivable, net                                        (213,628)     (660,534)
  Inventories, net                                                (190,749)     (773,615)
  Prepaid expenses and deposits                                      2,456       (85,924)
  Other assets                                                      (1,993)        2,819
  Accounts payable                                                (190,464)      261,348
  Commissions payable                                                  610        37,691
  Accrued payroll expense                                           27,439        97,534
  Taxes payable, other than income                                   2,766         7,678
  Other accrued liabilities                                        (90,312)      126,623
                                                               -----------   -----------
Net cash provided by operating activities                          788,555       235,275
                                                               -----------   -----------


INVESTING ACTIVITIES
Payments for purchases of property, plant, and equipment          (306,342)     (325,783)
Payments for other noncurrent assets                               (11,450)      (18,055)
Purchases of short-term investments                             (2,379,929)   (2,796,097)
Maturities of short-term investments                             2,587,000     2,515,000
Proceeds from sale of equipment                                          -         8,000
                                                               -----------   -----------
Net cash used in investing activities                             (110,721)     (616,935)
                                                               -----------   -----------




See accompanying notes.

                                 Staodyn, Inc.

                     Consolidated Statements of Cash Flows

                                  (continued)



                                                               YEAR ENDED
                                                               NOVEMBER 30
                                                        -------------------------
                                                           1997          1996
                                                        -----------  ------------

FINANCING ACTIVITIES
Proceeds from issuances of Common Stock                 $   48,230    $   41,306
Principal payments of note payable--related party                -       (31,170)
Principal payments under capital lease obligations        (222,130)     (213,773)
Purchases of treasury stock                               (109,318)            -
                                                        ----------    ----------
Net cash used in financing activities                     (283,218)     (203,637)
                                                        ----------    ----------


Net increase (decrease) in cash and cash equivalents       394,616      (585,297)
Cash and cash equivalents at beginning of period         1,025,343     1,610,640
                                                        ----------    ----------
Cash and cash equivalents at end of period              $1,419,959    $1,025,343
                                                        ==========    ==========

Supplemental information:
 Interest paid                                          $  163,270    $  186,667

Supplemental schedule of noncash investing activities
 Equipment acquisitions through capital lease
  obligations                                           $  428,527    $        -
 Stock issued as compensation                               23,518        21,000
 Stock issued for acquisition of distribution channels           -       295,975
 Stock issued for purchase of inventory                          -         7,252


See accompanying notes.

                                 Staodyn, Inc.

                   Notes to Consolidated Financial Statements



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

    In 1994 the Company incorporated a subsidiary in the Netherlands (Staodyn B.V.) in anticipation of marketing products to the European Community. The consolidated financial statements include the accounts of this wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

    The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. Short-term investments at November 30, 1997 represent investments in commercial paper of approximately $1,188,000, whose amortized cost approximates fair market value. These securities mature within six months or less. Under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," these securities are carried at amortized cost as the Company has both the ability and intent to hold to maturity.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, payables, and accrued liabilities whose fair values approximates the carrying amounts due to the short maturities of these instruments.

INVENTORIES

    Inventories are generally stated at the lower of first-in, first-out (FIFO) cost or market.

INCOME TAXES

    Deferred income taxes are provided for the difference between the book and tax basis of assets and liabilities.

DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT, AND EQUIPMENT

    Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Property, plant, and equipment held under capital leases are amortized using the straight-line method over the shorter of the lease term or estimated useful lives of the assets. The estimated useful lives of property, plant, and equipment for purposes of computing depreciation are:

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

                                 Staodyn, Inc.

                   Notes to Consolidated Financial Statements


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT, AND EQUIPMENT (CONTINUED)

    Depreciation expense totaled approximately $648,000 and $698,000 for the fiscal years ended November 30, 1997 and 1996, respectively.

INTANGIBLE ASSETS

    Intangible assets are amortized using the straight-line method over the following estimated useful lives:

               Product supply agreement      10 years
               Goodwill                   3 to 20 years
               Noncompete agreement          5 years

RESEARCH AND DEVELOPMENT

    The Company expenses all research and development costs as incurred.

EARNINGS PER SHARE

    Earnings per common share are based on the weighted average number of common and common equivalent shares, including dilutive Common Stock options and warrants outstanding during the year. Options and warrants outstanding during the fiscal years ended November 30, 1997 and 1996 are not included in the computation of weighted average shares outstanding as their inclusion results in a dilution of less than three percent.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires dual presentation of basic earnings per share and diluted earnings per share and is required to be adopted by the Company during fiscal 1998. Implementation of SFAS 128 is not expected to have a material impact on reported earnings per share.

STOCK-BASED COMPENSATION

    Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to present required disclosures and to continue to account for employee stock-based compensation using the method prescribed in Accounting Principles Board Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options and other stock-based compensation is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

                                 Staodyn, Inc.

                   Notes to Consolidated Financial Statements


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK

    The Company's accounts receivable are due from a large number of insurance carriers and individuals throughout the United States and from approximately 500 active medical product dealers and distributors.

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

2.  SUBSEQUENT EVENT

    On December 1, 1997, the Company reached a definitive agreement to merge with Rehabilicare, Inc., a Minnesota-based company. Under the Agreement and Plan of Merger (the "Merger Agreement"), each outstanding share of Staodyn Common Stock will become the right to receive .829 shares of Rehabilicare, Inc. Common Stock, and Staodyn would become a wholly-owned subsidiary of Rehabilicare. Completion of the Agreement is subject to several conditions, including, but not limited to, approval of the transaction by the Securities and Exchange Commission and shareholder approval by a majority of the stockholders of both companies, respectively, entitled to vote. Additionally, the Agreement may be terminated if the market price of Rehabilicare, Inc. Common Stock falls below $3.00, on average, for a specified period of time prior to the closing date. Rehabilicare, Inc. has announced that it intends to close the Company's Longmont, Colorado facility by approximately June 30, 1998. The merger is to be accounted for as a pooling of interests.

3.  ASSET ACQUISITIONS

    On November 15, 1992, the Company purchased substantially all of the assets, excluding accounts receivable, of Technical Medical Devices, Inc. (TMD), a wholly-owned medical products distribution subsidiary of Pharmacy Management Services, Inc. (PMSI). In conjunction with the purchase, the Company entered into a transition support agreement with PMSI whereby PMSI agreed to provide operating facilities and support services subsequent to the purchase. These support services were terminated in 1996. During fiscal 1996, expenses totaling approximately $42,250 were paid to PMSI for support services under this agreement.

    PMSI's ownership percentage is approximately 17% as of November 30, 1997. The shareholder agreement granted PMSI demand registration rights after June 30, 1994. PMSI was acquired by Beverly Enterprises in June 1995.

                                 Staodyn, Inc.

                   Notes to Consolidated Financial Statements


3.  ASSET ACQUISITIONS (CONTINUED)

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

4.  INVENTORIES

    Inventories at November 30 include the following components:

                                            1997         1996

               Raw materials             $  616,599   $  684,860
               Work in process               72,552       46,450
               Finished goods             3,900,123    3,667,215
                                         ----------   ----------
                                         $4,589,274   $4,398,525
                                         ==========   ==========

5.  LONG-TERM DEBT

    Long-term debt at November 30 consists of the following:

                                            1997         1996

          Finance obligation, net        $1,256,591   $1,253,319
          Capitalized lease obligations     418,310      211,913
                                         ----------   ----------
                                          1,674,901    1,465,232
          Less current portion              (77,628)    (207,086)
                                         ----------   ----------
                                         $1,597,273   $1,258,146
                                         ==========   ==========

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

                                 Staodyn, Inc.

                   Notes to Consolidated Financial Statements



5.  LONG-TERM DEBT (CONTINUED)

CAPITALIZED LEASE OBLIGATIONS

    The capitalized lease obligations relate to certain production, data processing, and office equipment. Original cost and accumulated depreciation of assets under capital leases at November 30, 1997 are:

               Cost                                        $460,147
               Less accumulated depreciation                (40,944)
                                                           --------
                                                           $419,203
                                                           ========


    Future minimum lease payments at November 30, 1997 for these leases are as follows:

               1998                                        $108,908
               1999                                         106,194
               2000                                         104,804
               2001                                         104,804
               2002                                          82,071
                                                           --------
               Total minimum lease payments                 506,781
               Less amounts representing interest           (88,471)
                                                           --------
               Present value of lease payments              418,310
               Less current portion                         (77,628)
                                                           --------
                                                           $340,682
                                                           ========


6.  PROFIT SHARING PLAN

    All full-time employees who have completed at least one year of service are eligible to participate in the Company's 401(k) Plan. The Plan meets the requirements of Section 401(k) of the Internal Revenue Code, and total Company contributions are limited to 50% of the aggregate employee contributions to the Plan, subject to a maximum amount of 3% of regular compensation for each employee. The rules applicable to Section 401(k) may also serve to further limit the Company's contributions to the Plan, particularly with respect to highly compensated employees. Company expense for contributions to the Plan was approximately $60,500 and $28,500 for fiscal 1997 and 1996, respectively.

7.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

    The Company leases land and a building in Longmont, Colorado, under two operating leases expiring in July 2003. The leases call for payments totaling $219,500 per year; the annual payments may be adjusted in fiscal 1998 based upon the prime rate at the anniversary date of the leases. Each lease gives the Company the option to purchase the respective property at any time after the fifth year of the lease (July 1998); the purchase option prices vary based upon the year exercised and range from 110% of an established price in the fifth year to 120% in the tenth year (the established price is $1,275,000 for the portion which was sold and leased back; $720,000 for the second lease). Total interest expense in fiscal

                                 Staodyn, Inc.

                   Notes to Consolidated Financial Statements



7.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

OPERATING LEASES (CONTINUED)

1997 and 1996 was $140,250 in each year for the portion sold and leased back. Total rent expense was $79,200 for the remaining portion in both fiscal 1997 and 1996.

    The Company subleased building space for its operation in Tampa, Florida, from PMSI under an operating lease which expired in March 1996. Total rent expense under this lease was $41,068 in fiscal 1996. Additionally, the Company leased a separate warehouse facility under an operating lease which expired in February 1996. A portion of this facility was subleased to PMSI in September 1995 for approximately $2,700 per month, or a total of $17,242 in 1996. Rent expense under this lease, net of sublease income, was $3,025 in fiscal 1996.

    The Company leased new office facilities for its operation in Tampa, Florida, in May of 1996. This lease was amended to include additional office space in January of 1997. The lease, which expires in April of 2001, calls for total monthly payments of approximately $12,000. Total rent expense under this lease was $130,802 and $60,713 for fiscal 1997 and 1996, respectively.

    The Company also leases certain office equipment under noncancelable operating leases. Total rent expense under these leases was approximately $9,200 and $11,500 in each of the years ended November 30, 1997 and 1996, respectively.

    Future minimum lease payments for all noncancelable operating leases and subleases having remaining terms in excess of one year as of November 30, 1997 are as follows:

               1998                               $  373,033
               1999                                  377,963
               2000                                  383,845
               2001                                  295,752
               2002                                  222,285
               Thereafter                            137,156
                                                  ----------
               Total minimum lease obligations    $1,790,034
                                                  ==========

8. STOCKHOLDERS' EQUITY

STOCK OPTIONS

    The Company maintains the 1982 and 1992 Stock Option Plans (SOP) which provide for the granting of incentive and nonincentive options to employees, directors, and consultants of the Company. The Company's 1982 SOP expired on May 31, 1992. The 1992 SOP permits options to be granted to purchase a maximum of 400,000 shares of the Company's Common Stock. The term of the options granted may not exceed 10 years. All options are granted at the fair market value as of the date of the grant, and vest over a period of two to five years.

                                 Staodyn, Inc.

                   Notes to Consolidated Financial Statements



8.   STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

     Stock option activity was as follows:

                                                                           WEIGHTED-AVERAGE
                                                            WEIGHTED          GRANT-DATE
                                                          AVERAGE PRICE       FAIR VALUE
                                               SHARES       PER SHARE         PER SHARE
                                               -------    -------------    ----------------
      Outstanding at November 30, 1995         272,500        $2.727
       Granted                                 138,000         1.770          $0.955
       Canceled                                 (4,001)        1.636
                                               -------

      Outstanding at November 30, 1996         406,499         2.413
       Granted                                  34,000         1.399          $0.741
       Canceled                                (45,000)        2.352
                                               -------

      Outstanding at November 30, 1997         395,499        $2.333
                                               =======

      At November 30, 1997:
       Number of shares exercisable            241,119        $2.748
       Number of shares authorized and
        available for future grant             260,001


Information regarding options outstanding and exercisable by exercise price range as of November 30, 1997 is as follows:

                                 Outstanding                 Exercisable
                    ====================================  =================
                                  Weighted      Weighted           Weighted
                                  Average       Average            Average
     Range of        No. of       Remaining     Exercise           Exercise
 Exercise Prices     Shares   Contractual Life   Price     Shares   Price
-----------------   -------   ----------------  --------  -------- --------
$1.25 - $1.74        98,166         3.58          $1.389    28,161   $1.373
 1.75 -  2.49       169,833         2.78           1.915    90,494    1.945
 2.50 -  3.49        68,500         2.03           2.741    63,464    2.749
 3.50 -  5.25        59,000         2.89           4.635    59,000    4.635
                    -------         ----          ------   -------   ------

                    395,499         2.84          $2.333   241,119   $2.748
                    =======         ====          ======   =======   ======


                                 Staodyn, Inc.

                   Notes to Consolidated Financial Statements



8.  STOCKHOLDERS' EQUITY (CONTINUED)

STOCK PURCHASE PLAN

    The 1983 Employee Qualified Stock Purchase Plan (the ESPP) permits employees to purchase a maximum of 600,000 shares of the Company's Common Stock. Eligible employees are offered the right to purchase shares semiannually in June and December at a purchase price equal to 85% of the lesser of the fair market value on either the first or the last business day of the purchase period. Participants may contribute up to 10% of their regular base pay toward the purchase of the shares. During the fiscal years ended November 30, 1997 and 1996, 39,548 and 29,424 shares were purchased at an average price of $1.23 and $1.26 per share, respectively. At November 30, 1997 there were 214,391 shares authorized and available for issuance under the ESPP.

    Participation in the ESPP was temporarily discontinued as of December 31, 1997, due to the pending merger transaction (see Note 2).

STOCK WARRANTS

    In connection with the Company's November 1993 public offering, underwriters were granted Unit Purchase Options entitling the underwriters to purchase up to 130,000 units for $6.75 per unit. Each unit originally consisted of one share of Common Stock of the Company and one redeemable Series II Common Stock Purchase Warrant. The underlying purchase warrants expired in November of 1996. These options are currently exercisable and expire in November 1998.

STOCK-BASED COMPENSATION

    The Company applies APB 25 and related interpretations in accounting for stock option grants to employees under its stock option plans. Because the exercise price of the options is equal to the market price of the underlying stock on the date of grant, no compensation cost has been recognized in the Company's financial statements. Pro forma disclosures assuming compensation cost had been determined based on the fair value of stock options (including the issuance of shares under the ESPP) at the grant dates in accordance with SFAS 123 as follows:

                                      Net Income          Earnings Per Share
                                As Reported  Pro Forma  As Reported  Pro Forma
                                -----------  ---------  -----------  ---------

Year ended November 30, 1996        256,815    217,553      .04        .03
Year ended November 30, 1997        467,939    412,113      .07        .06


                                 Staodyn, Inc.

                   Notes to Consolidated Financial Statements



8.  STOCKHOLDER'S EQUITY (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

The estimates of weighted average grant date fair values of options granted and option compensation has been estimated using the Black-Scholes option-pricing model (single option approach) with the following weighted-average assumptions for grants:

                                           1997      1996

               Volatility                 57%       56%
               Risk-free interest rate    6.8%      6.3%
               Expected life              5 years   5 years
               Dividend yield             None      None

9.  INCOME TAXES

    The Company has general business tax credit carryforwards of approximately $252,000 expiring from 1998 to 2005. Utilization of credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of credits before utilization.

    A valuation allowance is recorded against deferred tax assets to the extent that management considers that it is unlikely whether such deferred tax assets will be realized. Management has considered a variety of factors, both positive and negative evidence, in reaching this conclusion, which is based primarily on the cumulative operating loss over the last four years. Significant components of the Company's deferred tax assets and liabilities at November 30 are as follows:

                                                    1997          1996
Deferred tax assets:
 Sale and leaseback                             $  312,312   $   311,091
 Accounts receivable reserves and allowances       497,639       484,049
 Inventory                                         246,221       245,753
 Accrued liabilities                                95,276       108,110
 Contribution carryforwards                              -        16,629
 Property and equipment                            122,384        59,817
 Intangible assets                                  29,012             -
 Alternative minimum tax credits                    50,199         5,729
 General business tax credits                      252,486       296,486
 Net operating loss carryforwards                        -       517,256
                                                ----------   -----------
     Subtotal                                    1,605,529     2,044,920
 Valuation allowance                              (780,765)   (2,044,920)
                                                ----------   -----------
     Total deferred tax assets, net             $  824,764   $         -
                                                ==========   ===========

                                 Staodyn, Inc.

                   Notes to Consolidated Financial Statements



9.  INCOME TAXES (CONTINUED)

    A reconciliation between the Company's actual income tax benefit and income taxes computed by applying the federal statutory rate of 34% at November 30 is as follows:

                                                         1997         1996
Computed income tax expense at the statutory rate    $   159,100   $  87,300

Release of valuation allowance                          (700,200)          -
Effect of net operating losses                          (293,700)   (130,700)
Goodwill amortization                                      9,500      21,800
Nondeductible T & E                                       19,100      13,400
Nondeductible merger costs                                17,000           -
Effect of state income taxes                              27,600       8,500
Other                                                          -        (300)
                                                     -----------   ---------
                                                     $  (761,600)  $       -
                                                     ===========   =========

10. RELATED PARTY TRANSACTIONS

    The Company sells products to PMSI under the terms of the Product Supply Agreement entered into in conjunction with the acquisition of TMD. Sales to PMSI under this agreement totaled approximately $124,000 and $228,000 in the years ended November 30, 1997 and 1996, respectively.

    Additionally, the Company provided services related to the collection of pre-acquisition accounts receivable for PMSI for which fees are received. Total income under this agreement was approximately $6,000 and $13,000 for the years ended November 30, 1997 and 1996, respectively.